Form 10-K
period 2021-12-31
COCA COLA CO
filed 2022-02-22
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of July 2, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $232,023,179,143 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2022 was 4,335,473,308.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Shareowners are incorporated by reference in Part III.

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.
Part I
ITEM 1.  BUSINESS
In this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; hydration, sports, coffee and tea; nutrition, juice, dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Diet Coke and Coca-Cola Zero Sugar.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to the Company account for 2.1 billion of the approximately 63 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
We are guided by our purpose, which is to refresh the world and make a difference, and rooted in our strategy to drive net operating revenue growth and generate long-term value. Our vision for growth has three connected pillars:
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
Effective January 1, 2021, we transformed our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace by building a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We created new operating units, which are focused on regional and local execution. The operating units, which sit under four geographic operating segments, as discussed below, are highly interconnected, with more consistency in their structure and a focus on eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas while staying close to the consumer. The global marketing category leadership teams primarily focus on innovation as well as marketing efficiency and effectiveness. Our organizational structure also includes a center and a platform services organization, as discussed below.

The Coca-Cola Company was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.
Operating Segments
The Company’s operating structure is the basis for our internal financial reporting. Our operating structure includes the following operating segments:
•Europe, Middle East and Africa
•Latin America
•North America
•Asia Pacific
•Global Ventures
•Bottling Investments
Our operating structure also includes Corporate, which consists of two components: (1) a center focusing on strategic initiatives, policy, governance and scaling global initiatives; and (2) a platform services organization supporting the operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
For additional information about our operating segments and Corporate, refer to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.
Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.
Products and Brands
As used in this report:
•“concentrates” means flavorings and other ingredients which, when combined with water and, depending on the product, sweeteners (nutritive or non-nutritive) are used to prepare syrups or finished beverages, and includes powders/minerals for purified water products;
•“syrups” means intermediate products in the beverage manufacturing process produced by combining concentrates with water and, depending on the product, sweeteners (nutritive or non-nutritive);
•“fountain syrups” means syrups that are sold to fountain retailers, such as restaurants and convenience stores, which use dispensing equipment to mix the syrups with sparkling or still water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;
•“Company Trademark Beverages” means beverages bearing our trademarks and certain other beverages bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive an economic benefit; and
•“Trademark Coca-Cola Beverages” or “Trademark Coca-Cola” means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke/Coca-Cola Light and Coca-Cola Zero Sugar and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word “Trademark” together with the name of one of our other beverage products (such as “Trademark Fanta,” “Trademark Sprite” or “Trademark Simply”), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that “Trademark Fanta” includes Fanta Orange, Fanta Zero Orange, Fanta Zero Sugar, Fanta Apple, etc.; “Trademark Sprite” includes Sprite, Sprite Zero Sugar, etc.; and “Trademark Simply” includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as “beverage bases,” and syrups, including fountain syrups (we refer to this part of our business as our “concentrate operations”); and
•finished sparkling soft drinks and other beverages (we refer to this part of our business as our “finished product operations”).
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.

Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa Limited (“Costa”). These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
For information regarding net operating revenues and unit case volume related to our concentrate operations and finished product operations, refer to the heading “Our Business — General” set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
For information regarding how we measure the volume of Company beverage products sold by the Company and our bottling partners (“Coca-Cola system”), refer to the heading “Operations Review — Beverage Volume” set forth in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
We own and market numerous valuable beverage brands, including the following:
•sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes,1 Sprite and Thums Up;
•hydration, sports, coffee and tea: Aquarius, Ayataka, BODYARMOR, Ciel, Costa, doğadan, Dasani, FUZE TEA, Georgia, glacéau smartwater, glacéau vitaminwater, Gold Peak, Ice Dew, I LOHAS, Powerade and Topo Chico; and
•nutrition, juice, dairy and plant-based beverages: AdeS, Del Valle, fairlife, innocent, Minute Maid, Minute Maid Pulpy and Simply.
1Schweppes is owned by the Company in certain countries other than the United States.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other beverage brands through licenses, joint ventures and strategic partnerships. For example, certain Coca-Cola system bottlers distribute certain brands of Monster Beverage Corporation (“Monster”), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.
Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one market to another and can change over time within a single market. Our Company continually seeks to further optimize its portfolio of brands, products and services in order to create and satisfy consumer demand in every market.
Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to the Company at a rate of 2.1 billion servings each day. Our strong and stable bottling and distribution system helps us to capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to consumers throughout the world.
The Coca-Cola system sold 31.3 billion and 29.0 billion unit cases of our products in 2021 and 2020, respectively. Sparkling soft drinks represented 69 percent of our worldwide unit case volume in both 2021 and 2020. Trademark Coca-Cola accounted for 47 percent of our worldwide unit case volume in both 2021 and 2020. In 2021, unit case volume in the United States represented 17 percent of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42 percent of U.S. unit case volume. Unit case volume outside the United States represented 83 percent of the Company’s worldwide unit case volume in 2021. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2021 were as follows:
•Coca-Cola FEMSA, S.A.B. de C.V. (“Coca-Cola FEMSA”), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, including Mexico City, as well as southeast and northeast Mexico), Guatemala (nationwide), Nicaragua (nationwide), Costa Rica (nationwide), Panama (nationwide), Colombia (most of the country), Venezuela (nationwide), Brazil (a major part of the states of São Paulo and Minas Gerais, the state of Mato Grosso do Sul, the state of Paraná, the state of Santa Catarina, part of the state of Rio Grande do Sul, part of the state of Goiás and part of the state of Rio de Janeiro), Argentina (federal capital of Buenos Aires and surrounding areas) and Uruguay (nationwide);
•Coca-Cola Europacific Partners plc (“CCEP”), which has bottling and distribution operations in Andorra, Australia, Belgium, Fiji, continental France, Germany, Great Britain, Iceland, Indonesia, Luxembourg, Monaco, the Netherlands, New Zealand, Norway, Papua New Guinea, Portugal, Samoa, Spain and Sweden;
•Coca-Cola HBC AG (“Coca-Cola Hellenic”), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, Republic of Ireland, Romania, the Russian Federation, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;
•Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and parts of the states of New Mexico, Oklahoma and Arkansas in the United States; and
•Swire Beverages, which has bottling and distribution operations in 11 provinces and the Shanghai Municipality in the eastern and southern areas of mainland China, Hong Kong, Taiwan and territories in 13 states in the western United States.
In 2021, these five bottling partners combined represented 41 percent of our total worldwide unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler’s Agreements
We have separate contracts, to which we generally refer as “bottler’s agreements,” with our bottling partners under which our bottling partners are granted certain authorizations by us. Subject to specified terms and conditions and certain variations, the bottler’s agreements generally authorize the bottlers to prepare, package, distribute and sell Company Trademark Beverages in authorized containers in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers. However, we typically reserve for ourselves or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory; (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law); and (3) to handle certain key accounts (accounts that cover multiple territories).
While under most of our bottler’s agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company’s ability to exercise its contractual flexibility to determine the price and other terms of sale of concentrates and syrups is subject, both outside and within the United States, to competitive market conditions. However, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model in most markets. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrates are sold, and package mix.
As further discussed below, our bottler’s agreements for territories outside the United States differ in some respects from our bottler’s agreements for territories within the United States.

Bottler’s Agreements Outside the United States
Bottler’s agreements between us and our authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals. Generally, these bottler’s agreements are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottlers. Most of the bottler’s agreements in force between us and bottlers outside the United States authorize the bottlers to manufacture and distribute fountain syrups, usually on a nonexclusive basis.
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
Bottler’s Agreements Within the United States
In the United States, most bottlers operate under a contract to which we generally refer as a “Comprehensive Beverage Agreement” (“CBA”) that is of stated duration, subject in most cases to renewal rights of bottlers and in some cases to renewal rights of the Company. A small number of bottlers continue to operate under legacy bottler’s agreements with no stated expiration date for Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. In all instances, the bottler’s agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract.
Certain U.S. bottlers have been granted certain additional exclusive territory rights for the distribution, promotion, marketing and sale of Company-owned and licensed beverage brands (as defined by the CBAs). We refer to these bottlers as “expanding participating bottlers” or “EPBs.” EPBs operate under CBAs (“EPB CBAs”) under which the Company generally retained the rights to produce the applicable beverage products for territories not covered by specific manufacturing agreements, and such bottlers purchase from the Company (or from Company-authorized manufacturing bottlers) substantially all of the finished beverage products needed in order to service the customers in these territories. Each EPB CBA has a term of 10 years and is renewable, in most cases by the bottler, and in some cases by the Company, indefinitely for successive additional terms of 10 years each and includes additional requirements that provide for, among other things, a binding national governance model, mandatory incidence pricing and certain core performance requirements. The Company has also entered into manufacturing agreements that authorize certain EPBs that have executed EPB CBAs to manufacture certain beverage products for their own account and for supply to other bottlers.
In addition, certain U.S. bottlers that were not granted additional exclusive territory rights, which we refer to as “participating bottlers,” converted their legacy bottler’s agreements to CBAs, to which we refer as “participating bottler CBAs,” each of which has a term of 10 years, is renewable by the bottler indefinitely for successive additional terms of 10 years each, and is substantially similar in most material respects to the EPB CBAs, including with respect to requirements for a binding national governance model and mandatory incidence pricing, but includes core performance requirements that vary in certain respects from those in the EPB CBAs.
Those bottlers that have not signed CBAs continue to operate under legacy bottler’s agreements that include pricing formulas that generally provide for a baseline price for Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. The U.S. unit case volume prepared, packaged, sold and distributed under these legacy bottler’s agreements is not material.
Under the terms of the bottler’s agreements, bottlers in the United States generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups, or deliver them on our behalf, to restaurants and other retailers.
Promotional and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler’s agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing support and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount provided by our Company to bottlers, resellers and other customers of our Company’s products, principally for participation in promotional and marketing programs, was $4.7 billion in 2021.

Investments in Bottling Operations
Most of our branded beverage products are prepared, packaged, distributed and sold by independent bottling partners. However, from time to time we acquire or take control of a bottling operation, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning a bottling operation enables us to compensate for limited local resources; help focus the bottler’s sales and marketing programs; assist in the development of the bottler’s business and information systems; and establish an appropriate capital structure for the bottler. In line with our long-term bottling strategy, we may periodically consider options for divesting or reducing our ownership interest in a consolidated bottling operation, typically by selling all or a portion of our interest in the bottling operation to an independent bottler to improve Coca-Cola system efficiency. When we sell a consolidated bottling operation to an independent bottling partner in which we have an equity method investment, our Company continues to participate in the bottler’s results of operations through our share of the equity method investee’s earnings or losses.
In addition, from time to time we make equity investments representing noncontrolling interests in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system’s production, marketing, sales and distribution capabilities around the world by providing expertise and resources to strengthen those businesses. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased sales for our Company’s concentrate operations. When our equity investment provides us with the ability to exercise significant influence over the investee bottler’s operating and financial policies, we account for the investment under the equity method.
Seasonality
Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The commercial beverage industry is highly competitive and consists of numerous companies, ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutables (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcohol beverage segment in numerous markets outside the United States. In the United States, the Company has authorized alcohol-licensed third parties to use certain of our brands on alcohol beverages. Competitive products include all flavored alcohol beverages of varying alcohol bases. In many of the countries in which we do business, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, Unilever, AB InBev, Kirin Holdings, Heineken N.V., Diageo and Red Bull GmbH. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.
Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs,     in-store displays and point-of-sale marketing, digital marketing, product and ingredient innovation, increased efficiency in production techniques, the introduction of new packaging as well as new vending and dispensing equipment, contracting with marketing assets (theaters, sports arenas, universities, etc.), and brand and trademark development and protection.
Our competitive strengths include leading brands with high levels of consumer recognition and loyalty; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated employees. Our competitive challenges include strong competitors in all geographic regions; in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers’ own store or private-label beverage brands; new industry entrants; and dramatic shifts in consumer shopping methods and patterns due to a rapidly evolving digital landscape.
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

In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup (“HFCS”), which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, i.e., table sugar, which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers’ requirements with the assistance of Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our North American operations and to our U.S. bottling partners for the purchase of various goods and services, including HFCS.
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
We generate most of our coffee revenues through Costa. Costa purchases Rainforest Alliance Certified green coffee through multiple suppliers. While most of Costa’s coffee is sourced as readily available bulked commercial grade from Brazil, Vietnam and Colombia, many of Costa’s suppliers have vertically integrated supply chains with direct access to yields from cooperatives and producer groups.
Our consolidated bottling operations and our non-bottling finished product operations also purchase various other raw materials including, but not limited to, polyethylene terephthalate (“PET”) resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and beverage gases, including carbon dioxide and liquid nitrogen. We generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages.
Patents, Copyrights, Trade Secrets and Trademarks
Our Company owns numerous patents, copyrights and trade secrets and other know-how and technology, which we collectively refer to in this report as “technology.” This technology generally relates to beverage products and the processes for their production; packages and packaging materials; design and operation of processes and equipment useful for our business; and certain software. Some of the technology is licensed to suppliers and other parties. Trade secrets are an important aspect of our technology, and our sparkling beverage and other beverage formulas are among the important trade secrets of our Company.
We own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our bottler’s agreements, we authorize our bottlers to use applicable Company trademarks in connection with their preparation, packaging, distribution and sale of Company products. In addition, we grant licenses to third parties from time to time to use certain of our trademarks in conjunction with certain merchandise and food products.
Governmental Regulation
Our Company is required to comply, and it is our policy to comply, with all applicable laws in the numerous countries throughout the world in which we do business. In many jurisdictions, our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.
In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our Company’s products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; privacy and personal data protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.

Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
•below a “safe harbor” threshold that may be established;
•naturally occurring;
•the result of necessary cooking; or
•subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in certain Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. However, the state of California and other parties have in the past taken a contrary position and may do so in the future.
Bottlers of our beverage products presently offer, among other beverage containers, nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional such legal requirements may be proposed or enacted in the future at federal, state and local levels, both in the United States and elsewhere around the world.
All of our Company’s facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance will have, any material adverse effect on our Company’s capital expenditures, net income or competitive position.
We are also subject to various federal, state and international laws and regulations related to privacy and data protection, including the European Union’s General Data Protection Regulation (“GDPR”) as well as the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, and its extension, the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The interpretation and application of data privacy, cross-border data transfers and data protection laws and regulations are often uncertain and are evolving in the United States and internationally, such as in the European Union, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business and develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a growing trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately.
Human Capital Management
Our people and culture agendas are critical business priorities. Our Board of Directors, through the Talent and Compensation Committee, provides oversight of the Company’s policies and strategies relating to talent, leadership and culture, including diversity, equity and inclusion, as well as the Company’s compensation philosophy and programs. The Talent and Compensation Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives. In addition, the Committee on Directors and Corporate Governance of the Board of Directors oversees succession planning and talent development for our senior executives.
Employees
We believe people are our most important asset, and we strive to attract and retain high-performing talent. As of December 31, 2021 and 2020, our Company had approximately 79,000 and 80,300 employees, respectively, of which approximately 9,400 and 9,300, respectively, were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2021, approximately 700 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will be able to successfully renegotiate such agreements when they expire.
Diversity, Equity and Inclusion
We believe that a diverse, equitable and inclusive workplace that mirrors the markets we serve is a strategic business priority and critical to the Company’s success. We take a comprehensive view of diversity, equity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity.
As of December 31, 2021, we had approximately 8,400 employees located in the United States, excluding the employees of the Global Ventures operating segment, fairlife, LLC and BA Sports Nutrition, LLC. Of these employees, 39 percent and 46 percent were female and people of color, respectively.
We are focused on social justice issues, including racial and gender equity, both in the United States and around the world. In 2021, we announced our 2030 aspirations to be 50 percent led by women globally, and in the United States, to reflect the U.S. Census racial and ethnic representation at all job grade levels. Each of our operating units outside the United States has developed locally relevant diversity, equity and inclusion aspirations. Diversity and inclusion metrics, which highlight progress and help drive accountability, are shared with our senior leaders on a quarterly basis. Our Global Women’s Leadership Council, composed of eight executives, focuses on accelerating the development and promotion of women into roles of increasing responsibility and influence.
We conduct annual pay equity analyses, with regard to gender globally and race/ethnicity in the United States, to help ensure our base pay structures are fair and to identify and address potential issues or disparities. We make adjustments to base pay, where appropriate. Also, as permitted by local law, during the annual rewards cycle, we perform an adverse impact analysis on base pay, annual incentives and long-term incentives to help ensure fairness.
We support many employee-led inclusion networks, which are an integral part of our diversity, equity and inclusion strategy. Our inclusion networks are regionally structured in order to meet relevant local needs, and they provide employees with the opportunity to engage with colleagues globally based on common interests or backgrounds.
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
We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job levels.
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
Culture and Engagement
As our employees work together to achieve our purpose to “Refresh the World and Make a Difference,” they collectively build and reinforce our culture. Our culture is rooted in our growth mindset, which expects each employee, leader and function to be curious, empowered, inclusive and agile. We use a variety of practices to measure and support progress against these growth behaviors and to ensure that our employees are engaged and fulfilled at work. For example, our Performance Enablement and Culture & Engagement Pulse platforms provide regular opportunities for employees across the organization to provide feedback on how their leaders, teammates and work experiences support the growth behaviors. Data from questionnaires are anonymized and plotted against historical results to inform teams and functions on areas of strength and opportunities for improvement. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership that include employee question-and-answer sessions. In addition, function-level town halls are held on a         regular basis.
Leadership, Training and Development
We focus on investing in inspirational leadership, learning opportunities and capabilities to equip our global workforce with the skills they need while improving engagement and retention. We provide a range of formal and informal learning programs, which are designed to help our employees continuously grow and strengthen their skills throughout their careers. We offer a variety of programs that contribute to our leadership, training and development goals, including: Coca-Cola University, a robust catalog of digital content, including courseware from Harvard, eCornell, and LinkedIn Learning; Opportunity Marketplace, a people-centered technology solution that helps connect project opportunities to interested employees who have the capacity, skills and interest in short-term experiences and assignments; and comprehensive enterprise-wide coaching and mentoring programs that support leadership and employee development.
Available Information
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page.
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition and results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.
RISKS RELATED TO OUR OPERATIONS
The COVID-19 pandemic and related ongoing impacts may have a material adverse effect on our results of operations, financial condition and cash flows.
The COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have negatively impacted, and could continue to negatively impact, our business globally. Our recovery has been asynchronous and the full extent to which the COVID-19 pandemic will affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including, among others, new information which may emerge concerning the pandemic, vaccine adoption rates (including boosters) and the effectiveness of vaccines in limiting or stopping the spread of COVID-19, either over the long term or against new, emerging variants of COVID-19, and any related actions by governments.
The extent and nature of government actions related to the COVID-19 pandemic varied throughout 2020 and 2021 based upon the then-current extent and severity of the COVID-19 pandemic within the respective markets. At times we experienced a decrease in sales of certain of our products in markets around the world, including consumer demand shifting to more at-home consumption versus away-from-home consumption. While in 2021 we have experienced improved trends in away-from-home channels and improved margins, if COVID-19 infection rates increase, the pandemic intensifies or expands geographically, or continued efforts to curb the pandemic are ineffective, the negative impacts of the pandemic on our sales could be more prolonged and may become more severe than we are currently experiencing. In addition, continuing economic and political uncertainties, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions in any of our major markets, may slow down or prevent the recovery of the demand for our products or may erode such demand.
The COVID-19 pandemic has disrupted and could continue to disrupt our global supply chain. We and our bottling partners have experienced temporary disruptions in certain of our operations; delays in delivery of concentrates, ingredients, packaging and equipment; temporary plant closures; production slowdowns; and difficulty or delays in sourcing key ingredients and beverage containers. We and our bottling partners may face similar disruptions in the future, which may increase supply chain and packaging costs, or may result in an inability to secure key ingredients and inputs, which could cause delays in delivering our products to our customers and consumers. Although we are unable to predict the impact on our ability to source materials in the future, we expect supply chain pressures to continue into 2022.
In addition to the above risks, the COVID-19 pandemic may exacerbate other risks related to our business, including risks related to changes in the retail landscape or the loss of key retail or foodservice customers; fluctuations in input costs, inflation rates, and foreign currency exchange rates; and the ability of third-party service providers and business partners to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms. The continuing evolution of the pandemic may also present risks not currently known to us.
Increased competition could hurt our business.
We operate in the highly competitive commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading “Competition” set forth in Part I, “Item 1. Business” of this report. Our ability to maintain or gain share of sales in the global market or in local markets may be limited as a result of actions by competitors. Competitive pressures may cause the Company and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers’ ability to increase prices, as may be necessary in response to commodity and other cost increases. Such pressures may also increase marketing costs along with in-store placement and slotting fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing and innovation to maintain consumer interest, brand loyalty and market share while we selectively expand into other profitable categories in the commercial beverage industry, our business could be negatively affected.
If we are not successful in our innovation activities, our financial results may be negatively affected.
Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities depends on our ability to correctly anticipate customer and consumer acceptance and trends; obtain, maintain and enforce necessary intellectual property protections; and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial results.
Our industry is being affected by the trend toward consolidation in, and the blurring of the lines between, retail channels, particularly in Europe and the United States. Larger retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Coca-Cola system’s profitability. In addition, in developed markets discounters and value stores are growing at a rapid pace, while in emerging and developing markets modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we and our bottling partners build e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
If we are unable to expand our operations in emerging and developing markets, our growth rate could be negatively affected.
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Additionally, we rely on local availability of talented management and employees to establish and manage our operations in these markets. Scarcity of, or heavy competition for, talented employee resources could impede our abilities in such markets. Moreover, the supply of our products in emerging and developing markets must match consumer demand for those products. Due to product price, limited purchasing power and cultural differences, our products may not be accepted in any particular emerging or developing market.
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
The success of our business depends on our Company’s and the Coca-Cola system’s ability to attract, hire, develop, motivate and retain a highly skilled and diverse workforce as well as on our success in nurturing a culture that supports our growth and aligns employees around the Company’s purpose and work that matters most. Competition and compensation expectations for existing and prospective personnel have increased. In addition, the broader labor market is experiencing a shortage of qualified workers which has further increased the competition we face for qualified employees. We may not be able to successfully compete for, attract or retain the highly skilled and diverse workforce that we want and that our future business needs may require, such as employees with e-commerce, social media and digital marketing and advertising skills, and/or digital and analytics capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, hire, develop, motivate and retain highly skilled and diverse talent; to meet our goals related to fostering an inclusive and diverse culture, including increasing the number of underrepresented employees in the United States to develop and implement an adequate succession plan for our management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success.
Increases in the cost, disruption of supply or shortages of energy or fuel could affect our profitability.
Our consolidated bottling operations operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our production plants and the bottling plants and distribution facilities operated by our consolidated bottling operations. An increase in the price, disruption of supply or shortage of fuel and other energy sources in countries where we have production plants, or in markets where our consolidated bottling operations operate, which may be caused by increasing demand, by events such as natural disasters, power outages and extreme weather, or by government regulations, taxes, policies or programs designed to reduce greenhouse gas emissions to address climate change, could increase our operating costs and negatively impact our profitability. Our independent bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our independent bottling partners operate could increase the affected independent bottling partners’ operating costs and thus could indirectly negatively impact our results of operations.
Increases in the cost, disruption of supply or shortages of ingredients, other raw materials, packaging materials, aluminum cans and other containers could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as coffee, orange and other fruit juice and juice concentrates; packaging materials such as PET, bio-based PET and recycled PET for bottles; and aluminum cans and other containers. For additional information regarding ingredients, other raw materials, packaging materials and containers we use in our business, refer to the heading “Raw Materials” set forth in Part I, “Item 1. Business” of this report. The prices of these ingredients, other raw materials, packaging materials, aluminum cans and other containers fluctuate depending on market conditions, governmental actions, climate change and other factors beyond our control, including the COVID-19 pandemic. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials, packaging materials, aluminum cans and other containers, to the extent they cannot be recouped through increases in the prices of finished beverage products, could increase our and our bottling partners’ operating costs and reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials, packaging materials, aluminum cans and other containers could affect affordability in some markets and reduce our or our bottling partners’ sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, and saccharin, as well as some packaging containers, such as aluminum cans, are available from a limited number of suppliers, and certain other ingredients are only available from one source. Furthermore, some of our suppliers are located in countries experiencing political or other risks. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients that are available from a limited number of suppliers or from only one source.
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
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials, aluminum cans and other containers that may be caused by changes in or the enactment of new laws and regulations; a deterioration of our or our bottling partners’ relationships with suppliers; supplier quality and reliability issues; trade disruptions; changes in supply chain; and increases in tariffs; or events such as natural disasters, widespread outbreaks of infectious diseases (such as the COVID-19 pandemic), power outages, labor strikes, political uncertainties or governmental instability, or the like could negatively impact our net operating revenues and profits.
We may not be able to increase prices to fully offset inflationary pressures on various costs, such as our costs for materials and labor, which may adversely impact our financial condition or results of operations.
In connection with our manufacturing and bottling operations, we are dependent upon, among other things, raw materials, packaging materials, plant labor and transportation providers. In 2021 and the early part of 2022, the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products have rapidly increased. In addition, many of these items are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, geopolitical developments, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), and other factors beyond our control. We expect the inflationary pressures on input and other costs to continue to impact our business in 2022.
Our attempts to offset these cost pressures, such as through price increases of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our financial condition or results of operations may be adversely affected. Furthermore, we may not be able to offset cost increases through productivity initiatives or through our commodity hedging activity.
If we do not successfully integrate and manage our acquired businesses, brands or bottling operations, our financial results could suffer.
We routinely evaluate opportunities to acquire businesses or brands to expand our beverage portfolio and capabilities. Additionally, from time to time, we have acquired or taken control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring businesses, brands or bottling operations. The expected benefits of business or brand acquisitions, including cost and growth synergies associated with such acquisitions, may take longer to realize than expected or may not be realized at all. Moreover, we may encounter challenges to successfully integrating the operations, technologies, services, products and systems of any acquired businesses in an effective, timely and cost-efficient manner. We may also encounter unexpected difficulties, costs or delays in restructuring and integrating acquired businesses, brands or bottling operations into our Company’s operating and internal control structures, including extending our Company’s internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. In addition, our quality management program, which is designed to ensure product quality and safety, may not be sufficiently robust to effectively manage the expanded range of product offerings introduced through newly acquired businesses or brands, which may increase our costs or subject us to negative publicity. Also, we may not be able to successfully manage the additional complexities involved with overseeing various supply chain models as we expand our product offerings. Our financial performance is impacted by how well we can integrate and manage acquired businesses, brands and bottling operations, and we may not be able to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations. If we incur unforeseen liabilities or costs in connection with acquiring or integrating businesses, brands or bottling operations, experience internal control or product quality failures, or are unable to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations, our consolidated results could be negatively affected.
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
If we are unable to renew collective bargaining agreements on satisfactory terms, or if we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our employees at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with employees and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our employees. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners’ employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations or our major bottlers’ plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers’ ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time we and our bottling partners restructure manufacturing and other operations to improve productivity, which may have negative impacts on employee morale and work performance, result in escalation of grievances and adversely affect the negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.
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
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients; shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and delivery methods; changes in consumer lifestyles; concerns regarding location of origin or source of ingredients and raw materials and the environmental, social and sustainability impact of ingredient sources and the product manufacturing process; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained in, our packaging containers and other materials; concerns about the health and welfare of animals in our dairy supply chain; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.
Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our bottling partners to meet. However, despite our strong commitment to product safety and quality, we or our bottling partners periodically have not met, and may not always meet, these standards, particularly as we expand our product offerings through innovation or acquisitions into beverage categories, such as value-added dairy and plant-based beverages, that are beyond our traditional range of beverage products. If we or our bottling partners fail to comply with applicable product safety and quality standards, or if our beverage products taken to the market are or become contaminated or adulterated by any means, we may be required to conduct costly product recalls and may become subject to product liability claims and negative publicity, which could cause our business to suffer.
Public debate and concern about perceived negative health consequences of certain ingredients, such as non-nutritive sweeteners and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products.
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as synthetic colors, non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole (“4-MEI”), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-flavored beverages; or substances used in packaging materials, such as bisphenol A (“BPA”), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers’ preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about actual or perceived health consequences of the presence of such ingredients or substances in our beverage products or in packaging materials, whether or not justified, could result in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; possible new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our efforts to digitize the Coca-Cola system, our financial results could be negatively affected.
The digital evolution is affecting how we interact with consumers, customers, suppliers, bottlers and other business partners and stakeholders. We believe that our future success will depend in part on our ability to adapt to and thrive in the digital environment. Therefore, one of our top priorities is to digitize the Coca-Cola system by, among other things, creating more relevant and more personalized experiences wherever our system interacts with consumers, whether in a digital environment or through digital devices in an otherwise physical environment; finding ways to create more powerful digital tools and capabilities for the Coca-Cola system’s retail customers to enable them to grow their businesses; and digitizing operations through the use of data, artificial intelligence, automation, robotics and digital devices to increase efficiency and productivity. If we are not successful in our efforts to digitize the Coca-Cola system, our ability to increase sales and reduce costs may be negatively affected and the cost and expenses we have incurred or may incur in connection with our digitization initiatives may adversely impact our financial performance.
If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build up the brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights have not always had, and may not in the future always have, the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives have engaged, and may in the future engage, in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates have been, and could in the future be, the subject of backlash from advocacy groups or others that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships have subjected us in the past, and could subject us in the future, to negative publicity as a result of actual or alleged misconduct by individuals, hosts or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with workplace and human rights issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, the Guiding Principles on Business and Human Rights, endorsed by the United Nations Human Rights Council, outline how businesses should implement the corporate responsibility to respect human rights principles included in the United Nations “Protect, Respect and Remedy” framework on human rights. Allegations, even if untrue, that we are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers. In addition, if we fail to protect our employees’ and our supply chain employees’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
Unfavorable general economic and political conditions could negatively impact our financial results.
Many of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, which could negatively affect the affordability of, and consumer demand for, our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and could negatively affect our overall financial performance.
Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it impossible for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental action or policy, could also negatively affect our business.
If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the commercial beverage industry, the Company continually introduces new products and evolves existing products to stimulate consumer demand. For instance, the Company has directly entered the ready-to-drink alcohol beverages segment in numerous markets outside the United States, and in the United States, the Company has authorized alcohol-licensed third parties to use certain of its brands on ready-to-drink alcohol beverages. The success of new and evolved products depends on a number of factors, including timely and successful development and consumer acceptance. Such endeavors may also involve significant risks and uncertainties, including greater execution risks, higher costs, distraction of management from current operations, inadequate return on investments, increased competitive pressures, exposure to additional regulations and reliance on the performance of third parties. If we become subject to additional government regulations, including alcohol regulations related to licensing, trade and pricing practices, labeling, advertising, promotion and marketing practices, and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruption to our core business.
RISKS RELATED TO THE COCA-COLA SYSTEM
We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.
We generate a significant portion of our net operating revenues by selling concentrates and syrups to independent bottling partners. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, some of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to maintain operating and strategic alignment or agree on appropriate pricing and marketing and advertising support, or if our bottling partners are not satisfied with our brand innovation and development efforts, they may take actions that, while maximizing     their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their resources         to business opportunities or products other than those of the Company. Such actions could, in the long term, have an adverse effect on our profitability.
If our bottling partners’ financial condition deteriorates, our business and financial results could be affected.
In the vast majority of our markets, our products are sold and distributed by independent bottling partners, and we therefore derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners. Accordingly, the success of our business depends in part on our bottling partners’ financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners’ financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners’ income or loss. Our bottling partners’ financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions; the availability of capital and other financing resources on reasonable terms; loss of major customers; changes in or additional regulations; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest, natural disasters or other catastrophic events. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; and, if such deterioration involves one or more of our equity method investee bottling partners, it could also result in a decrease in our equity income and/or impairments of our equity method investments.
We may from time to time engage in refranchising activities or divestitures of certain brands or businesses, which could adversely affect our business and results of operations.
As part of our strategic initiative to focus on our core business of building brands and leading our system of bottling partners, we continue to seek opportunities to refranchise our consolidated bottling operations. Our refranchising activities require significant attention and effort on the part of, and therefore may be a distraction for, senior management. If we are unable to complete future refranchising transactions on terms and conditions favorable to us, or if our refranchising partners are not efficient or not aligned with our long-term vision for the Coca-Cola system, our business and results of operations could be adversely affected. Additionally, we have divested and may in the future divest certain brands or businesses. These divestitures may adversely impact our business, results of operations, cash flows and financial condition if we are unable to offset impacts from the loss of revenue associated with the divested brands or businesses, or if we are otherwise unable to achieve the anticipated benefits or cost savings from such divestitures.
RISKS RELATED TO REGULATORY AND LEGAL MATTERS
Increases in income tax rates, changes in income tax laws, regulations or unfavorable resolutions of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and numerous other jurisdictions in which we generate profits. Our overall effective income tax rate is a function of applicable local tax rates in the jurisdictions in which we operate, tax treaties between such jurisdictions, and the geographic mix of our income before income taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix or foreign exchange rates could reduce our net income. Tax laws and regulations, including rates of taxation, are subject to revision by individual taxing jurisdictions which may result from multilateral agreements. Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. A second pillar would establish a global per-country minimum tax of 15 percent. It is possible that the adoption of these or other proposals could have a material impact on our net income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.
For instance, the United States Internal Revenue Service (“IRS”) is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. The Company firmly believes that the IRS’ claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) predominantly siding with the IRS. Although the Company disagrees with the unfavorable portions of the Opinion and intends to vigorously defend its position, considering all avenues of appeal, there is no assurance that the courts will ultimately rule in the Company’s favor. It is therefore possible that all or some of the unfavorable portions of the Opinion could ultimately be upheld. In that event, the Company would be subject to significant additional liabilities for the years at issue and potentially also for the subsequent years if the unfavorable portions of the Opinion were to be applied to the foreign licensees covered within the scope of the Opinion. Moreover, the IRS could successfully appeal the portions of the Opinion that are favorable to the Company and/or assert new claims for additional tax relating to the subsequent years by broadening the scope to cover additional foreign licensees. These adjustments could have a material adverse impact on the Company’s financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or thereafter, may also have an impact on the transition tax payable as part of the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). For additional information regarding the tax litigation, refer to the heading “Legal Proceedings” set forth in Part I, “Item 3. Legal Proceedings” of this report.
Increased or new indirect taxes could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, tariffs, excise taxes, sales or value-added taxes, taxes on sugar-sweetened beverages, packaging taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate. In addition, in the past, the U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sugar-sweetened beverages. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers offer, among other beverage containers, nonrefillable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, recycling content, tethered bottle caps, ecotax and/or product stewardship, or even prohibitions on certain types of plastic products, packages and cups, have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state and local levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions have adopted and may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products as a result of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products.
For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. For additional information regarding Proposition 65, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, those arising out of our advertising and marketing practices, product claims and labels, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
We conduct business in markets with high-risk legal compliance environments, which exposes us to increased legal and reputational risk.
We have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies, procedures and related training programs may not always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines as well as disgorgement of profits.
Failure to adequately protect, or disputes relating to, trademarks, formulas and other intellectual property rights could harm our business.
Our trademarks, formulas and other intellectual property rights (refer to the heading “Patents, Copyrights, Trade Secrets and Trademarks” in Part I, “Item 1. Business” of this report) are essential to the success of our business. We cannot be certain that the legal steps we are taking around the world are sufficient to protect our intellectual property rights or that, notwithstanding legal protection, others do not or will not infringe or misappropriate our intellectual property rights. If we fail to adequately protect our intellectual property rights, or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of our products may be eroded and our business could suffer. In addition, we could come into conflict with third parties over intellectual property rights, which could result in disruptive and expensive litigation. Any of the foregoing could harm our business.
Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling and product stewardship, the protection of the environment, occupational health and safety, employment and labor practices, personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. Changes in applicable laws or regulations or evolving interpretations thereof, including increased or additional regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change; to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns; or to limit or impose additional costs on commercial water use due to local water scarcity concerns, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. In addition, failure to comply with various laws and regulations, such as U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations, antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation, tax laws and regulations and a variety of other applicable local, national and multinational regulations and laws could result in litigation, the assessment of damages, the imposition of penalties, suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or a cessation or interruption of operations at our or our bottling partners’ facilities, as well as damage to our or our bottling partners’ image and reputation, all of which could harm our or our bottling partners’ profitability.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using many currencies other than the U.S. dollar. In 2021, we used 70 functional currencies in addition to the U.S. dollar and derived $25.6 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weakness in some currencies may be offset by strength in others over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. However, our financial risk management program may not be successful in reducing the risks inherent in exposures to interest rate fluctuations. On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and

12-month maturities, will continue to be published through June 2023. In preparation for the discontinuation of LIBOR, we have amended, or will amend, our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate, but it is possible that these changes may have an adverse impact on our financing costs as compared to LIBOR in the long term. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottling partners. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottling partners’ financial performance; changes in the credit rating agencies’ methodology in assessing our credit strength; the credit agencies’ perception of the impact of credit market conditions on our or our major bottling partners’ current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottling partners in which we have equity method investments were to be downgraded, such bottling partners’ interest expense could increase, which would reduce our equity income.
If we are unable to achieve our overall long-term growth objectives, the value of an investment in our Company could be negatively affected.
We have established and publicly announced certain long-term growth objectives. These objectives are based on, among other things, our evaluation of our growth prospects, which are generally driven by the sales potential of our many beverage products, some of which are more profitable than others, and on an assessment of the potential price and product mix. We may not be able to realize the sales potential and the price and product mix necessary to achieve our long-term growth objectives.
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
We have a long-term strategic relationship in the global energy drink category with Monster. If we are unable to successfully manage our relationship with Monster, or if for any other reason we fail to realize all or a significant part of the benefits we expect from this strategic relationship and the related investment, our financial performance could be adversely affected.
RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA PRIVACY
If we are unable to protect our information systems against service interruption, misappropriation of data or cybersecurity incidents, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.
We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company employees and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or cybersecurity incidents. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include social engineering, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information or regulated personal data. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrates or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information could result in violations of data protection laws and regulations, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight, including governmental investigations, enforcement actions and regulatory fines. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. These risks also may be present to the extent any of our bottling partners, distributors, joint venture partners or suppliers using separate information systems, not integrated with the information systems of the Company, suffers a cybersecurity incident and could result in increased costs related to involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired, but which does not use our information systems, experiences a system shutdown, service disruption, or cybersecurity incident.
Like most major corporations, the Company’s information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners, suppliers or acquired businesses that use separate information systems, may experience cybersecurity incidents that may involve data we share with them. Although the incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable or in accordance with applicable legal requirements may not be able to protect the information we maintain. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports that include analysis of emerging risks, as well as the Company’s plans and strategies to address them, are regularly presented to senior management and the Audit Committee of the Board of Directors. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
If we fail to comply with personal data protection and privacy laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees, former employees and consumers with whom we interact. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information security systems, policies, procedures and practices. In addition, some countries are considering or have enacted data localization laws requiring that certain data in their country be maintained, stored and/or processed in their country. Maintaining local data centers in individual countries could increase our operating costs significantly. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access to or improper disclosure of personal data in violation of personal data protection or privacy laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS
Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation and brands could be harmed if we fail to meet such goals.
Companies across all industries are facing increasing scrutiny from stakeholders related to environmental, social and governance (“ESG”) matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals and objectives and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and are dependent on the actions of our bottling partners, suppliers and other third parties, all of which are outside of our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation, and therefore our ability to sell products, could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.
As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Increasing concerns about the environmental impact of plastic bottles and other packaging materials could result in reduced demand for our beverage products and increased production and distribution costs.
There are increasing concerns among consumers, governments and other stakeholders about the damaging impact of the accumulation of plastic bottles and other packaging materials in the environment, particularly in the world’s waterways, lakes and oceans, as well as inefficient use of resources when packaging materials are not included in a circular economy. We and our bottling partners sell certain of our beverage products in plastic bottles and use other packaging materials that, while largely recyclable, may not be regularly recovered and recycled due to low economic value or lack of collection and recycling infrastructure. If we and our bottling partners do not, or are perceived not to, act responsibly to address plastic materials recoverability and recycling concerns, our corporate image and brand reputation could be damaged, which may cause some consumers to reduce or discontinue consumption of some of our beverage products. In addition, from time to time we establish and publicly announce goals and commitments to reduce the Coca-Cola system’s impact on the environment by increasing our use of recycled content in our packaging materials; increasing our use of packaging materials that are made in part of plant-based renewable materials; expanding our use of reusable packaging (including refillable or returnable glass and plastic bottles, as well as dispensed and fountain delivery models where consumers use refillable containers for our beverages); participating in programs and initiatives to reclaim or recover plastic bottles and other packaging materials that are already in the environment; and taking other actions and participating in other programs and initiatives organized or sponsored by nongovernmental organizations and other groups. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our announced environmental goals and commitments, the resulting negative publicity could adversely affect consumer preference for our products. In addition, in response to environmental concerns, governmental entities in the United States and in many other jurisdictions around the world have adopted, or are considering adopting, regulations and policies designed to mandate or encourage plastic packaging waste reduction and an increase in recycling rates and/or recycled content minimums, or, in some cases, restrict or even prohibit the use of certain plastic containers or packaging materials. These regulations and policies, whatever their scope or form, could increase the cost of our beverage products or otherwise put the Company at a competitive disadvantage. In addition, our increased focus on reducing plastic containers and other packaging materials waste may require us or our bottling partners to incur additional expenses and to increase our capital expenditures. A reduction in consumer demand for our products and/or an increase in costs and expenditures relating to production and distribution as a result of these environmental concerns regarding plastic bottles and other packaging materials could have an adverse effect on our business and results of operations.
Water scarcity and poor quality could negatively impact the Coca-Cola system’s costs and capacity.
Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve and the ecosystems in which we operate. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability.
Increased demand for food products and decreased agricultural productivity may negatively affect our business.
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; increased agricultural regulations; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important sources of ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and commitments to reduce the Coca-Cola system’s carbon footprint by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and commitments, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre complex in Atlanta, Georgia. The complex includes several office buildings which are used by Corporate employees and North America operating segment employees. In addition, the complex includes technical and engineering facilities along with a reception center.
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
The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2021:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	5	—	2	—	7	27	—	13
Latin America	5	—	—	—	2	3	—	—
North America	11	—	7	4	—	23	—	—
Asia Pacific	7	—	—	—	2	1	—	—
Global Ventures	1	—	2	—	—	8	—	1,587
Bottling Investments	—	—	82	3	105	99	—	—
Corporate	3	—	—	—	—	5	—	—
Total	32	—	93	7	116	166	—	1,600
Management believes that our Company’s facilities used for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of our production facilities varies based upon seasonal demand for our products. However, management believes that additional production can be achieved at the existing facilities by adding personnel and capital equipment or, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.
ITEM 3.  LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including the proceedings specifically discussed below. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
Aqua-Chem Litigation
On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court of Fulton County, Georgia (“Georgia Case”), seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. (“Aqua-Chem”), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company’s filing but on the same day, Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (“Wisconsin Case”). In the Wisconsin Case, Aqua-Chem sought a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem’s general and product liability claims arising from occurrences prior to the Company’s sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for costs incurred by Aqua-Chem to date in connection with such claims. The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem.
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
Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who paid funds into escrow accounts for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem’s losses up to policy limits. The court’s judgment concluded the Wisconsin insurance coverage litigation.
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers (“Chartis insurers”) would be finalized in May 2011, but the Chartis insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company’s interpretation of the court’s judgment in the Wisconsin insurance coverage litigation.
In February 2012, the parties filed and argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the exhaustion of policies underlying those of the Chartis insurers. The court granted defendants’ motions for summary judgment that the 2011 Settlement Agreement and 2010 Term Sheet were not binding contracts, but denied their similar motions related to plaintiffs’ claims for promissory and/or equitable estoppel. On or about May 15, 2012, the parties entered into a mutually agreeable settlement/stipulation resolving two major issues: exhaustion of underlying coverage and control of defense. On or about January 10, 2013, the parties reached a settlement of the estoppel claims and all of the remaining coverage issues, with the exception of one disputed issue relating to the scope of the Chartis insurers’ defense obligations in two policy years. The trial court granted summary judgment in favor of the Company and Aqua-Chem on that one open issue and entered a final appealable judgment to that effect following the parties’ settlement. On January 23, 2013, the Chartis insurers filed a notice of appeal of the trial court’s summary judgment ruling. On October 29, 2013, the Wisconsin Court of Appeals affirmed the grant of summary judgment in favor of the Company and Aqua-Chem. On November 27, 2013, the Chartis insurers filed a petition for review in the Supreme Court of Wisconsin, and on December 11, 2013, the Company filed its opposition to that petition. On April 16, 2014, the Supreme Court of Wisconsin denied the Chartis insurers’ petition for review.
The Georgia Case remains subject to the stay agreed to in 2004.
U.S. Federal Income Tax Dispute
On September 17, 2015, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.
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
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion (“Tax Court Methodology”), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2021 to $400 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations, and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.9 billion (including interest accrued through December 31, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 22, 2022:

Name	Age	Position

Manuel Arroyo	54
Chief Marketing Officer since January 2020. President of the Asia Pacific Group from January 2019 to December 2020. President of the Mexico business unit from July 2017 to December 2018, and prior to that, General Manager for Iberia from February 2017. Prior to rejoining the Company in February 2017, Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 to September 2016, and Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015. President of the Company’s ASEAN business unit from 2010 to August 2014.

Henrique Braun	53
President of the Latin America operating unit since January 2021, and prior to that, President of the Brazil business unit from September 2016. President of the Greater China and Korea business unit from March 2013 to September 2016.

Lisa Chang	53	Senior Vice President and Chief People Officer since March 2019 when she joined the Company. Prior to that, Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Monica Howard Douglas	49
Senior Vice President and General Counsel since April 2021, and prior to that, Chief Compliance Officer and Associate General Counsel of the North America operating unit from January 2018. Legal director for the Southern and East Africa business unit from September 2013 to December 2017, and Vice President of Supply Chain and Consumer Affairs and Senior Managing Counsel, Coca-Cola Refreshments, from 2008 to September 2013.

Nikolaos Koumettis	57	President of the Europe operating unit since January 2021, and prior to that, President of the Europe, Middle East and Africa Group from January 2019. President of the Central and Eastern Europe business unit from April 2016 to December 2018, and President of the Central and Southern Europe business unit from April 2011 to April 2016.

Jennifer K. Mann	49	President, Global Ventures since January 2019 and Senior Vice President since May 2017. Served as Chief People Officer from May 2017 to March 2019 and as Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	60	Executive Vice President and Chief Financial Officer since March 2019, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019. President of the Asia Pacific Group from August 2016 to December 2018, and President of the South Latin business unit from January 2013 to August 2016.

Beatriz Perez	52	Senior Vice President and Chief of Communications, Sustainability and Strategic Partnerships since May 2017. Served as the Company’s first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company’s primary international philanthropic arm, since October 2017.

Nancy Quan	55	Senior Vice President since January 2019. Chief Technical and Innovation Officer since February 2021, and prior to that, Chief Technical Officer from January 2019, and Chief Technical Officer of Coca-Cola North America from July 2016. Global R&D Officer from January 2012 to July 2016.

James Quincey	57	Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from April 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017.

Alfredo Rivera	60	President of the North America operating unit since August 2020, and prior to that, President of the Latin America Group from August 2016. President of the Latin Center business unit from January 2013 to August 2016.

Barry Simpson	61	Senior Vice President since December 2016 and Chief Platform Services Officer since January 1, 2021. Prior to that, Chief Information and Integrated Services Officer from January 2019, when his duties were expanded to include oversight of portions of the Company’s Enabling Services organization, and Chief Information Officer from October 2016. Prior to joining the Company in January 2016 as the head of Global Business Unit Information Technology Services, Chief Information Officer of Coca-Cola Amatil Limited, a Coca-Cola bottler based in Sydney, Australia, from 2008 to December 2015.

Brian Smith	66	President and Chief Operating Officer since January 2019, and prior to that, President of the Europe, Middle East and Africa Group from August 2016. President of the Latin America Group from January 2013 to August 2016.
All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

Part II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal United States market in which the Company’s common stock is listed and traded is the New York Stock Exchange and the corresponding trading symbol is “KO.”
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and are at the discretion of our Board of Directors.
As of February 18, 2022, there were 191,391 shareowner accounts of record. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareowners (“Company’s 2022 Proxy Statement”), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2021, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2021 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans	[3]
October 2, 2021 through October 29, 2021	9,480		$54.48	—		161,029,667
October 30, 2021 through November 26, 2021	—		—	—		161,029,667
November 27, 2021 through December 31, 2021	106,605		53.64	—		161,029,667
Total	116,085		$53.71	—
1The total number of shares purchased includes: (i) shares purchased, if any, pursuant to the 2012 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
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
Stock Price Plus Reinvested Dividends

$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
The Coca-Cola Company
Peer Group Index
S&P 500 Index

December 31,	2016	2017	2018	2019	2020	2021
The Coca-Cola Company	$100	$114	$122	$147	$151	$168
Peer Group Index	100	111	90	112	121	139
S&P 500 Index	100	122	116	153	181	233
The total shareowner return is based on a $100 investment on December 31, 2016 and assumes that dividends were reinvested on the day of issuance.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer Daniels Midland Company, Beyond Meat, Inc., The Boston Beer Company, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, ConAgra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Flowers Foods, Inc., Freshpet Inc., General Mills, Inc., The Hain Celestial Group, Inc., Herbalife Nutrition Ltd., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Lamb Weston Holdings, Inc., Lancaster Colony Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, National Beverage Corp., PepsiCo, Inc., Performance Food Group Company, Philip Morris International Inc., Pilgrim’s Pride Corporation, Post Holdings, Inc., Seaboard Corporation, The J.M. Smucker Company, Tyson Foods, Inc. and US Foods Holding Corp.
Companies included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index change periodically. In 2021, the Dow Jones Food & Beverage Index and the Peer Group Index included Freshpet Inc., which was not included in the indices in 2020. Additionally, in 2021 these indices do not include Jefferies Financial Group Inc. and TreeHouse Foods, Inc., which were included in the indices in 2020.

ITEM 6.  INTENTIONALLY OMITTED
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. MD&A includes the following sections:
•Our Business — a general description of our business and its challenges and risks.
•Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•Operations Review — an analysis of our consolidated results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020. An analysis of our consolidated results of operations for 2020 and 2019 and year-to-year comparisons between 2020 and 2019 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2020.
•Liquidity, Capital Resources and Financial Position — an analysis of cash flows, contractual obligations, foreign exchange, and the impact of inflation and changing prices.
Our Business
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; hydration, sports, coffee and tea; nutrition, juice, dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Diet Coke and Coca-Cola Zero Sugar.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.1 billion of the approximately 63 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as “beverage bases,” and syrups, including fountain syrups (we refer to this part of our business as our “concentrate operations”); and
•finished sparkling soft drinks and other beverages (we refer to this part of our business as our “finished product operations”).
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2021	2020
Concentrate operations	56%	56%
Finished product operations	44	44
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2021	2020
Concentrate operations	83%	82%
Finished product operations	17	18
Total	100%	100%
We operate in the highly competitive commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, political climates, local and national laws and regulations, foreign currency fluctuations, fuel prices, weather patterns and the COVID-19 pandemic.
Throughout 2021, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus continued to impact our business globally. In particular, the number of people contracting COVID-19 and the preventive measures taken to contain COVID-19, including the spread of new variants, negatively impacted our unit case volume and increased our costs to manufacture and distribute our products. Our price, product and geographic mix was also negatively impacted, primarily due to unfavorable channel and product mix as consumer demand shifted to more at-home consumption versus away-from-home consumption. However, the timing and number of people receiving vaccinations, the governmental actions to reopen certain economies around the world, and the substance and pace of the economic recovery favorably impacted our business when compared to 2020. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we expect to continue to see improvements in our business as we continue to learn and adapt to the ever-changing environment.
The Company’s priorities during the COVID-19 pandemic and related business disruptions are ensuring the health and safety of our employees; supporting and making a difference in the communities we serve; keeping our brands in supply; maintaining the quality and safety of our products; and serving our customers across all channels as they adapt to the shifting demands of consumers during the pandemic.
Throughout the pandemic, business continuity and adapting to the needs of our customers have been critical. We have developed systemwide knowledge-sharing routines and processes, which include the management of any supply chain challenges. As of the date of this filing, while we have experienced some temporary supply chain disruptions, there has been no material impact, and we do not foresee a material impact, on our and our bottling partners’ ability to manufacture or distribute our products.

Despite the pandemic, we are not losing sight of long-term opportunities for our business. The pandemic helped us realize we could be much bolder in our efforts to change. We identified the following key objectives to navigate the pandemic and position us to capture growth: winning more consumers; gaining market share; maintaining strong system economics; strengthening stakeholder impact; and equipping the organization to win. In order to deliver against these objectives, we focused on the following priorities: unlocking the potential of our portfolio of strong global, regional and scaled local brands; developing a robust innovation pipeline focusing on scalable initiatives; increasing consumer-centric marketing effectiveness and efficiency; winning in the marketplace with aligned data-driven revenue growth management and execution capabilities; and further embedding ESG goals into our operations. In August 2020, the Company announced strategic steps to transform our organizational structure to better enable us to capture growth in the fast-changing marketplace. The Company has transformed into a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information about our strategic realignment initiatives.
Challenges and Risks
Being global provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of our Company and the commercial beverage industry. Of these, five key challenges and risks are discussed below.
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
We recognize the uniqueness of consumers’ lifestyles and dietary choices. Therefore, we continue to:
•offer reduced-, low- and no-calorie beverage options;
•provide transparent nutrition information, featuring calories on the front of most of our packages;
•provide our beverages in a range of packaging sizes; and
•market responsibly, including no advertising targeted to children under 12.
The heritage of our Company is to lead, and innovation is critical for leadership. As such, we are resolute in continuing to innovate and are committed to partnering to find winning solutions in the area of noncaloric sweeteners. This includes working to reduce sugar and calories in many of our beverages. We want to be a helpful and credible partner in the fight against obesity. Across the Coca-Cola system, we are mobilizing our assets in marketing and in community outreach to increase awareness and spur action.
Evolving Consumer Product Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more beverage choices, personalization, a focus on sustainability and recyclability, and transparency related to our products and packaging. We are committed to meeting their needs and to generating growth through our evolving portfolio of beverage brands and products (including numerous low- and no-calorie products), selectively expanding into other profitable categories of the commercial beverage industry, innovative and sustainable packaging, and ingredient education efforts. We are also committed to continuing to expand the variety of choices we provide to consumers and to providing options that reflect consumer concerns about impacts to the planet.
Evolving Competitive Landscape and Competing in the Digital Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce in many markets has led to dramatic shifts in consumer shopping habits and patterns. Consumers are rapidly embracing shopping via mobile device applications, e-commerce retailers and e-commerce websites or platforms, which presents new challenges to maintain the competitiveness and relevancy of our brands. As a result, we must continuously strengthen our capabilities in marketing and innovation in order to compete in a digital environment and maintain our brand loyalty and market share. In addition, we are increasing our investments in e-commerce to support retail and meal delivery services, offering more package sizes that are fit-for-purpose for online sales, and shifting more consumer and trade promotions to digital.

Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. The Coca-Cola system works every day to share safe and refreshing beverages with consumers around the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to satisfy consumers’ evolving needs and preferences.
We work to ensure consistent safety and quality through strong governance and compliance with applicable regulations and standards. We stay current with new regulations, industry best practices and marketplace conditions, and we engage with standard-setting and industry organizations. Additionally, we manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program that continually measures all operations within the Coca-Cola system against the same stringent standards. Our quality management program also identifies and mitigates risks and drives improvement. In our quality laboratories, we stringently measure the quality attributes of ingredients as well as samples of finished products collected from the marketplace.
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries and territories where our products are sold. We regularly assess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
Environmental and Social Matters
As investors and stakeholders increasingly focus on ESG issues, our Company and companies across all industries are facing challenges and risks related to, among other things, environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Where these challenges and risks relate to our business, we acknowledge that we have a role to play in developing and implementing solutions related to these important challenges. We have established specific ESG goals related to water quality and scarcity; packaging materials used for our products; reduction of added sugar in our beverages; reduction of carbon dioxide and other greenhouse gas emissions; sustainable agriculture; diversity, equity and inclusion; and human and workplace rights. Our ability to achieve our ESG goals is dependent on many factors, including, but not limited to, our actions along with the actions of various stakeholders, such as our bottling partners, suppliers, governments, nongovernmental organizations, communities, and other third parties, all of which are outside of our control.
See “Item 1A. Risk Factors” in Part I of this report for additional information about risks and uncertainties facing our Company.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which another entity holds a variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether the VIEs are accounted for as consolidated entities.
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
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading “Our Business — Challenges and Risks” above and “Item 1A. Risk Factors” in Part I of this report. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic and any resurgences of the pandemic, including, but not limited to, the number of people contracting the virus; the impact of shelter-in-place and social distancing requirements; the impact of governmental actions across the globe to contain the virus; vaccine availability, rates of vaccination and effectiveness of vaccines against existing and new variants of the virus; governmental or other vaccine mandates and any associated business and supply chain disruptions; and the substance and pace of the economic recovery. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The variability of these factors depends on a number of conditions, including uncertainties associated with the COVID-19 pandemic, and thus our accounting estimates may change from period to period. While uncertainties still exist, we expect to see continued improvements in our business as vaccines become more widely available, as vaccination rates increase, and as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent acquisitions. Refer to Note 16 of Notes to Consolidated Financial

Statements for the discussion of impairment charges. Refer to the heading “Operations Review” below for additional information related to our present business environment.
As of December 31, 2021, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. (“CCBJHI”) exceeded its fair value by $87 million, or 18 percent. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
Our equity method investees also perform such recoverability and impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of such charge as a reduction of equity income (loss) — net in our consolidated statement of income. However, the actual amount we record with respect to our proportionate share of such charge may be impacted by items such as basis differences, deferred taxes and deferred gains.
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
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of accumulated other comprehensive income (loss), except for the changes in fair values attributable to the currency risk being hedged, if applicable, which are included in net income.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company’s investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Property, Plant and Equipment
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses and/or projected future losses. When such events or changes in circumstances are present and a recoverability test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models. These appraisals and models include assumptions we believe are consistent with those a market participant would use.
Goodwill, Trademarks and Other Intangible Assets
Intangible assets are classified into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, recoverability tests must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, impairment tests must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
The performance of recoverability and impairment tests of intangible assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when performing recoverability tests of intangible assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions in future periods or if different conditions exist in future periods, impairment charges could result. Refer to the heading “Operations Review” below for additional information related to our present business environment.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that the assumptions used to determine fair value in our analyses are consistent with the assumptions that we believe a market participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company’s actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions. These geographic regions are our reporting units. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster, each of which is its own reporting unit. The Bottling Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment charge recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing discussed above. Otherwise, the Company does not need to perform any further assessment.

When events or circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management performs a recoverability test of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset or asset group, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use.
We test indefinite-lived intangible assets, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment tests of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing described above. Otherwise, the Company does not need to perform any further assessment.
Pension Plan Valuations
Our Company sponsors and/or contributes to pension plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain employees in the United States. In addition, our Company and its subsidiaries have various pension plans outside the United States.
Management is required to make certain critical estimates related to the actuarial assumptions used to determine our net periodic pension cost or income and pension obligations. We believe the most critical assumptions are (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. Our actuarial assumptions are reviewed annually, or more frequently to the extent that a settlement or curtailment occurs. Changes in these assumptions could have a material impact on the measurement of our net periodic pension cost or income and pension obligations.
At each measurement date, we determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future benefit payments we anticipate making under the plans.
The Company measures the service cost and interest cost components of net periodic pension cost or income by applying the specific spot rates along the yield curve to the plans’ projected cash flows.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our expected long-term rates of return on plan assets. Our investment objective for our pension assets is to ensure all funded pension plans have sufficient assets to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to seek to improve returns and manage risk.

In 2021, the Company’s total income related to defined benefit pension plans was $61 million, which included net periodic pension income of $180 million and net charges of $119 million related to settlements, curtailments and special termination benefits. In 2022, we expect our net periodic pension income to be approximately $188 million. The increase in 2022 expected net periodic pension income is primarily due to an increase in the weighted-average discount rate at December 31, 2021 compared to December 31, 2020, favorable asset performance in 2021 and a reduction in the number of plan participants arising from our strategic realignment initiatives, partially offset by a decrease in the expected weighted-average long-term rate of return on plan assets assumption. The estimated impact of a 50 basis-point decrease in the discount rate would result in a $17 million decrease in our 2022 net periodic pension income. Additionally, the estimated impact of a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $26 million decrease in our 2022 net periodic pension income.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2021, the Company’s primary U.S. pension plan represented 61 percent and 57 percent of the Company’s consolidated projected benefit obligation and pension plan assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.

Revenue Recognition
Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates, syrups or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates, syrups or finished products is transferred upon shipment to, or receipt at, our customers’ locations, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrates are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading “Operations Review — Income Taxes” below and Note 14 of Notes to Consolidated Financial Statements.
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
Tax laws require certain items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the book basis and tax basis of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and for the manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
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
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference meets the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company’s local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 14 of Notes to Consolidated Financial Statements.
Operations Review
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also includes Corporate, which consists of a center and a platform services organization. For additional information regarding our operating segments and Corporate, refer to Note 19 of Notes to Consolidated Financial Statements.
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
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Refer to the heading “Beverage Volume” below.
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
We generally refer to acquisitions and divestitures of bottling operations as “structural changes,” which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company’s unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company’s acquisitions and divestitures.
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
In 2021, the Company acquired the remaining ownership interest in BA Sports Nutrition, LLC (“BodyArmor”). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
In 2020, the Company discontinued our Odwalla juice business. The impact of discontinuing our Odwalla juice business has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and “unit case volume” means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume consists primarily of beverage products bearing Company trademarks. Also included in unit case volume are certain brands licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive an economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2021 versus 2020
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	8%		9%
Europe, Middle East & Africa	9%		12%
Latin America	6		6
North America	5		7
Asia Pacific	10		11
Global Ventures	17		20
Bottling Investments	11		N/A
1Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2Geographic and Global Ventures operating segment data reflect unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas. Global Ventures operating segment data also reflects unit case volume growth for Costa retail stores.
Unit Case Volume
Sparkling soft drinks represented 69 percent of our worldwide unit case volume in both 2021 and 2020. Trademark Coca‑Cola accounted for 47 percent of our worldwide unit case volume in both 2021 and 2020. In 2021, unit case volume in the United States represented 17 percent of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42 percent of U.S. unit case volume. Unit case volume outside the United States represented 83 percent of the Company’s worldwide unit case volume in 2021. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 71 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48 percent of non-U.S. unit case volume.
The Coca-Cola system sold 31.3 billion and 29.0 billion unit cases of our products in 2021 and 2020, respectively. The increase was primarily a result of the gradual recovery in away-from-home channels in many markets throughout 2021, along with the larger impact of shelter-in-place and social distancing requirements in 2020.
Unit case volume in Europe, Middle East and Africa increased 9 percent, which included 9 percent growth in both Trademark Coca-Cola and sparkling flavors, 17 percent growth in nutrition, juice, dairy and plant-based beverages, and 6 percent growth in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 7 percent in the Europe operating unit, 12 percent in the Eurasia and Middle East operating unit and 10 percent in the Africa operating unit.
In Latin America, unit case volume increased 6 percent, which included 5 percent growth in Trademark Coca-Cola, 7 percent growth in hydration, sports, coffee and tea, 6 percent growth in sparkling flavors and 10 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 3 percent growth in Mexico, 14 percent growth in Argentina and 3 percent growth in Brazil.
Unit case volume in North America increased 5 percent, which included 9 percent growth in sparkling flavors, 6 percent growth in hydration, sports, coffee and tea, 2 percent growth in Trademark Coca-Cola, and 7 percent growth in nutrition, juice, dairy and plant-based beverages.
In Asia Pacific, unit case volume increased 10 percent, which included 11 percent growth in both Trademark Coca-Cola and sparkling flavors, 6 percent growth in hydration, sports, coffee and tea, and 18 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 11 percent in the Greater China and Mongolia operating unit, 33 percent in the India and Southwest Asia operating unit, 3 percent in the ASEAN and South Pacific operating unit and 2 percent in the Japan and South Korea operating unit.
Unit case volume for Global Ventures increased 17 percent, driven by 16 percent growth in hydration, sports, coffee and tea, along with growth in energy drinks, partially offset by a decline of 3 percent in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 11 percent, which primarily reflects growth in India, South Africa and the Philippines.

Concentrate Sales Volume
In 2021, worldwide concentrate sales volume increased 9 percent and unit case volume increased 8 percent compared to 2020. The differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals. The timing of concentrate shipments was primarily a result of certain bottlers building inventory due to concerns associated with potential supply chain disruptions.
Net Operating Revenues
Net operating revenues were $38,655 million in 2021, compared to $33,014 million in 2020, an increase of $5,641 million, or 17 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2021 versus 2020
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	9%	6%	1%	—%	17%
Europe, Middle East & Africa	12%	6%	1%	—%	19%
Latin America	6	12	—	—	18
North America	7	7	—	—	15
Asia Pacific	11	(2)	3	—	12
Global Ventures	20	13	7	—	41
Bottling Investments	11	2	2	—	15
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
2Includes structural changes, if any. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above.
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
•Latin America — favorable pricing initiatives, inflationary pricing in Argentina, and favorable channel and package mix;
•North America — favorable pricing initiatives and favorable channel and category mix;
•Asia Pacific — unfavorable geographic mix, partially offset by favorable product and package mix;

•Global Ventures — favorable channel mix primarily due to the reopening of Costa retail stores, partially offset by unfavorable product mix; and
•Bottling Investments — favorable price, category and package mix, partially offset by unfavorable geographic mix.
The favorable channel and package mix for the year ended December 31, 2021 in all applicable operating segments was primarily a result of the gradual recovery in away-from-home channels in many markets throughout 2021 and the larger impact of shelter-in-place and social distancing requirements in 2020.
Foreign currency fluctuations increased our consolidated net operating revenues by 1 percent. This favorable impact was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the British pound sterling, South African rand, euro, Chinese yuan and Mexican peso, which had a favorable impact on our Europe, Middle East and Africa; Asia Pacific; Latin America; Global Ventures; and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Brazilian real, Turkish lira, Ethiopian birr and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
“Acquisitions and divestitures” generally refers to acquisitions and divestitures of brands or businesses, some of which the Company considers to be structural changes. The impact of acquisitions and divestitures is the difference between the change in net operating revenues and the change in what our net operating revenues would have been if we removed the net operating revenues associated with an acquisition or a divestiture from either the current year or the prior year, as applicable. Management believes that quantifying the impact that acquisitions and divestitures had on the Company’s net operating revenues provides investors with useful information to enhance their understanding of the Company’s net operating revenue performance by improving their ability to compare our year-to-year results. Management considers the impact of acquisitions and divestitures when evaluating the Company’s performance. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above for additional information related to acquisitions and divestitures.
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have a negative impact on our full year 2022 net operating revenues.
Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2021	2020
Europe, Middle East & Africa	17.0%	16.8%
Latin America	10.7	10.6
North America	34.1	34.7
Asia Pacific	12.1	12.8
Global Ventures	7.3	6.0
Bottling Investments	18.6	19.0
Corporate	0.2	0.1
Total	100.0%	100.0%
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in some operating segments growing at a faster rate compared to other operating segments. For additional information about the impact of foreign currency fluctuations, refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 60.3 percent in 2021 from 59.3 percent in 2020. This increase was primarily due to the impact of favorable pricing initiatives and favorable channel and package mix as well as the gradual recovery in away-from-home channels in many markets throughout 2021, partially offset by the impact of increased commodity and transportation costs. We expect commodity and transportation costs to continue to increase in 2022, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2021	2020
Selling and distribution expenses	$2,574	$2,638
Advertising expenses	4,098	2,777
Stock-based compensation expense	337	126
Other operating expenses	5,135	4,190
Selling, general and administrative expenses	$12,144	$9,731
Selling, general and administrative expenses increased $2,413 million, or 25 percent, in 2021. This increase was primarily due to higher annual incentive and stock-based compensation expense, increased charitable donations and increased marketing spending, which was reduced in 2020 as a result of uncertainties associated with the COVID-19 pandemic. The increase in annual incentive and stock-based compensation expense was primarily due to improved financial performance in 2021 and a more favorable outlook of our future financial performance, which resulted in higher payout assumptions as compared to 2020. In 2021, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 2 percent.
The decrease in selling and distribution expenses was primarily due to the continued impact of the COVID-19 pandemic on away-from-home channels, partially offset by the impact of foreign currency exchange rate fluctuations.
As of December 31, 2021, we had $335 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2021	2020
Europe, Middle East & Africa	$141	$73
Latin America	11	29
North America	39	379
Asia Pacific	12	31
Global Ventures	—	4
Bottling Investments	—	34
Corporate	643	303
Total	$846	$853
In 2021, the Company recorded other operating charges of $846 million. These charges primarily consisted of $369 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $146 million related to the Company’s strategic realignment initiatives, $119 million related to the BodyArmor acquisition, which includes various transition and transaction costs, distributor termination fees, employee retention costs and the amortization of noncompete agreements, and $115 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included an impairment charge of $78 million related to a trademark in Europe, which was driven by a change in the long-term outlook on the licensing arrangement for a certain brand, charges of $15 million related to tax litigation and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
In 2020, the Company recorded other operating charges of $853 million. These charges primarily consisted of $413 million related to the Company’s strategic realignment initiatives and $99 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and charges of $33 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. In addition, other operating charges included $51 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $16 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the BodyArmor and fairlife acquisitions. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company’s strategic realignment initiatives and productivity and reinvestment program. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2021	2020
Europe, Middle East & Africa	36.2%	36.8%
Latin America	24.6	23.5
North America	32.3	27.5
Asia Pacific	22.6	23.7
Global Ventures	2.8	(1.4)
Bottling Investments	4.6	3.4
Corporate	(23.1)	(13.5)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2021	2020
Consolidated	26.7%	27.3%
Europe, Middle East & Africa	56.9	59.9
Latin America	61.2	60.5
North America	25.3	21.5
Asia Pacific	49.7	50.6
Global Ventures	10.5	(6.2)
Bottling Investments	6.6	4.9
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $10,308 million in 2021, compared to $8,997 million in 2020, an increase of $1,311 million, or 15 percent. The increase in operating income was primarily driven by concentrate sales volume growth of 9 percent, favorable channel and package mix, effective cost management and a favorable currency exchange rate impact, partially offset by higher annual incentive and stock-based compensation expense, increased charitable donations and increased marketing spending.
In 2021, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 2 percent due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Chinese yuan and British pound sterling, which had a favorable impact on our Latin America; Asia Pacific; Europe, Middle East and Africa; and Global Ventures operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Brazilian real, Turkish lira and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $3,735 million and $3,313 million for the years ended December 31, 2021 and 2020, respectively. The increase in operating income was primarily driven by a 12 percent increase in concentrate sales volume, favorable channel and package mix, and a favorable foreign currency exchange rate impact of 2 percent, partially offset by higher annual incentive expense, increased marketing spending and higher other operating charges.
Latin America reported operating income of $2,534 million and $2,116 million for the years ended December 31, 2021 and 2020, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 6 percent, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges, partially offset by higher annual incentive expense and increased marketing spending.
Operating income for North America for the years ended December 31, 2021 and 2020 was $3,331 million and $2,471 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent, favorable pricing initiatives, favorable channel and category mix, effective cost management and lower other operating charges, partially offset by higher annual incentive expense and increased marketing spending.
Asia Pacific’s operating income for the years ended December 31, 2021 and 2020 was $2,325 million and $2,133 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 11 percent, a favorable foreign currency exchange rate impact of 4 percent and lower other operating charges, partially offset by higher annual incentive expense and increased marketing spending.
Global Ventures’ operating income for the year ended December 31, 2021 was $293 million, while the operating segment’s operating loss for the year ended December 31, 2020 was $123 million. The change in operating income was primarily driven by revenue growth as a result of the reopening of Costa retail stores in the United Kingdom and a favorable foreign currency exchange rate impact of 6 percent.
Bottling Investments’ operating income for the years ended December 31, 2021 and 2020 was $473 million and $308 million, respectively. The increase in operating income was primarily driven by volume growth of 11 percent, lower other operating charges and favorable price, category and package mix, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent.
Corporate’s operating loss for the years ended December 31, 2021 and 2020 was $2,383 million and $1,221 million, respectively. Operating loss in 2021 increased primarily as a result of higher annual incentive and stock-based compensation expense, increased marketing spending, increased charitable donations and higher other operating charges.
Interest Income
Interest income was $276 million in 2021, compared to $370 million in 2020, a decrease of $94 million, or 25 percent. This decrease was primarily driven by lower interest rates in certain of our international locations as well as lower investment balances.
Interest Expense
Interest expense was $1,597 million in 2021, compared to $1,437 million in 2020, an increase of $160 million, or 11 percent. This increase was primarily due to charges of $650 million in 2021 versus charges of $484 million in 2020 associated with the extinguishment of long-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company’s proportionate share of net income or loss from each of our equity method investees. In 2021, equity income was $1,438 million, compared to equity income of $978 million in 2020, an increase of $460 million, or 47 percent. This increase reflects, among other items, the impact of more favorable operating results reported by most of our equity method investees in 2021, as results in 2020 were more negatively impacted by the COVID-19 pandemic, along with a favorable foreign currency exchange rate impact. In addition, the Company recorded net charges of $13 million and $216 million during the years ended December 31, 2021 and 2020, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Other Income (Loss) — Net
Other income (loss) — net includes, among other things, dividend income; gains and losses related to the disposal of property, plant and equipment; gains and losses related to acquisitions and divestitures; non-service cost components of net periodic benefit cost or income for pension and other postretirement benefit plans; other charges and credits related to pension and other postretirement benefit plans; realized and unrealized gains and losses on equity securities and trading debt securities; realized gains and losses on available-for-sale debt securities; other-than-temporary impairment charges; and net foreign currency exchange gains and losses. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements.
In 2021, other income (loss) — net was income of $2,000 million. The Company recognized a gain of $834 million in conjunction with the BodyArmor acquisition, a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to CCEP, also an equity method investee, and a net gain of $114 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Additionally, the Company recognized a net gain of $467 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, other income (loss) — net included income of $277 million related to the non-service cost components of net periodic benefit income and dividend income of $73 million. Other income (loss) — net also included charges of $266 million related to the restructuring of our manufacturing operations in the United States, pension plan settlement charges of $117 million related to our strategic realignment initiatives and net foreign currency exchange losses of $61 million.
In 2020, other income (loss) — net was income of $841 million. The Company recognized a gain of $902 million in conjunction with the fairlife acquisition, which resulted from the remeasurement of our previously held equity interest in fairlife to fair value, a net gain of $148 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $35 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. These gains were partially offset by an other-than-temporary impairment charge of $252 million related to CCBJHI, an equity method investee, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and a net loss of $55 million related to economic hedging activities. The Company also recorded net charges of $25 million related to the restructuring of our manufacturing operations in the United States and charges of $14 million for pension and other postretirement benefit plan settlements and curtailments related to the Company’s strategic realignment initiatives. Other income (loss) — net also included income of $171 million related to the non-service cost components of net periodic benefit income, $72 million of dividend income and net foreign currency exchange losses of $64 million.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA and the BodyArmor and fairlife acquisitions. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our economic hedging activities. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the restructuring of our manufacturing operations in the United States and the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company’s strategic realignment initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $381 million and $317 million for the years ended December 31, 2021 and 2020, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2021		2020
Statutory U.S. federal tax rate	21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	2.3	[1]	0.9	[3]
Equity income or loss	(2.0)		(1.4)
Excess tax benefits on stock-based compensation	(0.5)		(0.8)
Other — net	(0.8)	[2]	(0.5)	[4,5]
Effective tax rate	21.1%		20.3%
1 Includes net tax charges of $375 million (or a 3.0 percent impact on our effective tax rate) related to changes in tax laws in certain foreign jurisdictions, amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other discrete items.
2 Includes a tax benefit of $14 million (or a 1.5 percent impact on our effective tax rate) associated with the $834 million gain recorded upon the acquisition of the remaining ownership interest in BodyArmor. Refer to Note 2 of Notes to Consolidated Financial Statements.
3 Includes net tax charges of $110 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon audit issues.
4 Includes net tax expense of $431 million (or a 4.4 percent impact on our effective tax rate) primarily related to changes in judgment on specific tax positions due to the Opinion and amounts required to be recorded for changes to other uncertain tax positions, including interest and penalties. Also includes a tax benefit of $107 million (or a 1.1 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $135 million (or a 1.4 percent impact on our effective tax rate) related to domestic return to provision adjustments and other tax items.
5 Includes a tax benefit of $40 million (or a 2.4 percent impact on our effective tax rate) associated with the $902 million gain recorded upon the acquisition of the remaining ownership interest in fairlife. Refer to Note 2 of Notes to Consolidated Financial Statements.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 11 of Notes to Consolidated Financial Statements.
As of December 31, 2021, the gross amount of unrecognized tax benefits was $906 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $600 million, exclusive of any benefits related to interest and penalties. The remaining $306 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2021	2020
Balance of unrecognized tax benefits at beginning of year	$915	$392
Increase related to prior period tax positions	9	528	[1]
Decrease related to prior period tax positions	(50)	(1)
Increase related to current period tax positions	37	26
Decrease related to settlements with taxing authorities	(4)	(19)
Effect of foreign currency translation	(1)	(11)
Balance of unrecognized tax benefits at end of year	$906	$915
1The increase was primarily related to a change in judgment on certain tax positions due to the Opinion. Refer to Note 11 of Notes to Consolidated Financial Statements.
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes on our consolidated statement of income. The Company had $453 million and $391 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2021 and 2020, respectively. Of these amounts, expense of $62 million and $190 million was recognized in 2021 and 2020, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
Based on current tax laws, the Company’s effective tax rate in 2022 is expected to be approximately 20 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.

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
The Company reviews its optimal mix of short-term and long-term debt regularly and, as a result of this review, during 2021 we issued U.S. dollar- and euro-denominated long-term notes of $6.0 billion and €3.2 billion, respectively, across various maturities. We used a portion of the proceeds from these issuances to extinguish certain tranches of our previously issued long-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information on these issuances and extinguishments.
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $12.6 billion as of December 31, 2021. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $8.1 billion in unused backup lines of credit for general corporate purposes as of December 31, 2021. These backup lines of credit expire at various times from 2022 through 2027.
While uncertainties caused by the COVID-19 pandemic remain, we expect to continue to see improvements in our business as vaccines become more widely available. The timing and availability of vaccines will be different around the world, and therefore we believe the pace of the recovery will vary by geography depending on vaccine availability, rates of vaccination and the effectiveness of vaccines against existing and new variants of the virus, along with other macroeconomic factors. We will remain flexible so that we can adjust to uncertainties resulting from the COVID-19 pandemic. Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through opportunistic and disciplined acquisitions, and using excess cash to repurchase shares over time. We currently expect 2022 capital expenditures to be approximately $1.5 billion. During 2022, we also expect to repurchase approximately $500 million of shares in addition to repurchasing shares equivalent to the proceeds from the issuances of stock under our stock-based compensation plans.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the Tax Court Methodology to the subsequent years up to and including 2021, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $4.9 billion (including interest accrued through December 31, 2021), plus any additional interest accrued through the time of payment. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on the contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2021 and 2020, suppliers had elected to sell $882 million and $703 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $3,237 million and $2,810 million during the years ended December 31, 2021 and 2020, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future.
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $6,266 million and $185 million of trade accounts receivables under this program during the years ended December 31, 2021 and 2020, respectively, and the costs of factoring such receivables were not material. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $12,625 million and $9,844 million, respectively, an increase of $2,781 million, or 28 percent. This increase was primarily driven by increased operating income, which includes a benefit from our trade accounts receivable factoring program, a favorable impact of foreign currency exchange rate fluctuations, lower annual incentive payments in 2021 as a result of the impact of the COVID-19 pandemic on our operating performance in 2020, lower payments in 2021 of prior year-end marketing accruals due to lower spending in 2020 as a result of the COVID-19 pandemic, and lower prepayments to customers in 2021. These items were partially offset by higher payments related to our strategic realignment initiatives along with higher tax payments in 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $2,765 million and $1,477 million in 2021 and 2020, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
In 2021, purchases of investments were $6,030 million and proceeds from disposals of investments were $7,059 million, resulting in a net cash inflow of $1,029 million. In 2020, purchases of investments were $13,583 million and proceeds from disposals of investments were $13,835 million, resulting in a net cash inflow of $252 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4,766 million, which primarily related to the acquisition of the remaining ownership interest in BodyArmor.
In 2020, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,052 million, which primarily related to the acquisition of the remaining ownership interest in fairlife.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions.

Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,180 million, which primarily related to the sale of our ownership interest in CCA, an equity method investee, to CCEP, also an equity method investee.
In 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $189 million, which primarily related to the sale of our ownership interest in Piedmont Coca-Cola Bottling Partnership to Coca-Cola Consolidated, Inc., an equity method investee.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the years ended December 31, 2021 and 2020 were $1,367 million and $1,177 million, respectively.
Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2021	2020
Capital expenditures	$1,367	$1,177
Europe, Middle East & Africa	2.6%	2.3%
Latin America	0.1	0.5
North America	16.7	15.5
Asia Pacific	4.8	1.7
Global Ventures	20.8	22.2
Bottling Investments	41.0	40.3
Corporate	14.0	17.6
Cash Flows from Financing Activities
Net cash used in financing activities was $6,786 million and $8,070 million in 2021 and 2020, respectively.
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2021, our long-term debt was rated “A+” by Standard & Poor’s and “A1” by Moody’s. Our commercial paper program was rated “A-1” by Standard & Poor’s and “P-1” by Moody’s. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Consolidated, Inc., Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company’s business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers’ financial performance, changes in the credit rating agencies’ methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers’ credit ratings were to decline, the Company’s equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
We monitor our financial ratios and, as indicated above, the rating agencies consider these ratios in assessing our credit ratings. Each rating agency employs a different aggregation methodology and has different thresholds for the various financial ratios. These thresholds are not necessarily permanent, nor are they always fully disclosed to our Company.
Our global presence and strong capital position give us access to key financial markets around the world, enabling us to borrow funds at a low effective cost. This posture, coupled with active management of our mix of short-term and long-term debt as well as our mix of fixed-rate and variable-rate debt, results in a lower overall cost of borrowing. Our debt management policies, in conjunction with our share repurchase program and investment activity, can result in current liabilities exceeding current assets.

Issuances and payments of debt included both short-term and long-term financing activities. During 2021, the Company had issuances of debt of $13,094 million, which included $3,391 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and $80 million of net issuances related to commercial paper and short-term debt with maturities of 90 days or less. The Company’s total long-term debt issuances were $9,623 million, net of related discounts and issuance costs.
During 2021, the Company made payments of debt of $12,866 million, which consisted of $2,357 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $10,509 million.
During 2020, the Company had issuances of debt of $26,934 million, which included $8,260 million of issuances related to commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $18,674 million, net of related discounts and issuance costs.
During 2020, the Company made payments of debt of $28,796 million, which included $15,292 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and $1,768 million net issuances related to commercial paper and short-term debt with maturities of 90 days or less. The Company’s total payments of long-term debt were $11,736 million.
On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating LIBOR, ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities will continue to be published through June 2023. In preparation for the discontinuation of LIBOR, we have amended, or will amend, our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate. We do not plan to enter into variable-rate agreements that reference LIBOR after December 31, 2021.
Issuances of Stock
The issuances of stock in 2021 and 2020 were related to the exercise of stock options by Company employees.
Share Repurchases
In 2012, the Board of Directors authorized a share repurchase plan of up to 500 million shares of the Company’s common stock. In 2019, our Board of Directors authorized a new plan for the Company to purchase up to an additional 150 million shares of our common stock.
During 2021 and 2020, the Company did not repurchase common stock under the share repurchase plan authorized by our Board of Directors. Since the inception of our share repurchase program in 1984, we have purchased 3.5 billion shares of our common stock at an average price per share of $17.25. In addition to shares repurchased under the share repurchase program authorized by our Board of Directors, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company’s treasury stock activity during 2021 resulted in a cash outflow of $111 million.
Dividends
The Company paid dividends of $7,252 million and $7,047 million during the years ended December 31, 2021 and 2020, respectively.
At its February 2022 meeting, our Board of Directors increased our regular quarterly dividend to $0.44 per share, equivalent to a full year dividend of $1.76 per share in 2022. This is our 60th consecutive annual increase. Our annualized common stock dividend was $1.68 per share and $1.64 per share in 2021 and 2020, respectively.

Contractual Obligations
As of December 31, 2021, the Company’s contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2027 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$2,462	$2,462	$—	$—	$—
Lines of credit and other short-term borrowings	845	845	—	—	—
Current maturities of long-term debt[2]	1,333	1,333	—	—	—
Long-term debt, net of current maturities[2]	37,846	—	2,192	1,732	33,922
Estimated interest payments[3]	10,648	620	1,125	1,059	7,844
Accrued income taxes[4]	3,594	686	1,709	1,199	—
Purchase obligations[5]	21,118	12,569	2,316	1,617	4,616
Marketing obligations[6]	3,589	2,331	623	326	309
Lease obligations	1,688	330	526	351	481
Acquisition obligations[7]	1,716	795	564	357	—
Held-for-sale obligations[8]	264	238	15	3	8
Total contractual obligations	$85,103	$22,209	$9,070	$6,644	$47,180
1Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
2Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives for settling this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company and excludes the noncash portion of debt, including any fair market value adjustments, unamortized discounts and premiums.
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2021 rate for all periods presented. We expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. Accrued income taxes include $3,294 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $1,347 million for unrecognized tax benefits plus accrued interest and penalties were not included in the total above. Currently, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
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
7Represents obligations related to our acquisitions of fairlife and BodyArmor. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
8Represents liabilities and contractual obligations of the Company’s bottling operations that are classified as held for sale.
The total accrued liability for pension and other postretirement benefit plans recognized as of December 31, 2021 was $1,497 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, plan funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We expect to make all contributions to our pension trusts with cash flows from operating activities. Our pension plans are generally funded in accordance with local laws and tax regulations. The Company expects to contribute $26 million in 2022 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.
As of December 31, 2021, the projected benefit obligation of the U.S. qualified pension plans was $5,486 million, and the fair value of the plans’ assets was $5,383 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $3,094 million, and the fair value of the plans’ assets was $3,522 million. The Company sponsors various unfunded pension plans outside the United States as well as certain unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain employees, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $63 million for 2022 through 2027. Thereafter, the expected annual benefit payments will decrease. Refer to Note 13 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2021, our self-insurance reserves totaled $229 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2021 were $2,821 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
As of December 31, 2021, we were contingently liable for guarantees of indebtedness owed by third parties of $440 million, of which $93 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2021, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
In 2021, we used 70 functional currencies in addition to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some of these currencies may be offset by strength in others.
In 2021 and 2020, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2021	2020
All operating currencies	2%	(4)%
Australian dollar	10%	(2)%
Brazilian real	(4)	(23)
British pound sterling	3	1
Euro	5	1
Japanese yen	(2)	2
Mexican peso	6	(10)
South African rand	6	(18)
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
The total currency impact on net operating revenues, including the effect of our hedging activities, was an increase of 1 percent in 2021 and a decrease of 2 percent in 2020. The total currency impact on income before income taxes, including the effect of our hedging activities, was an increase of 2 percent in 2021 and a decrease of 6 percent in 2020.

Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to the heading “Operations Review — Other Income (Loss) — Net” above. The Company recorded net foreign currency exchange losses of $61 million and $64 million during the years ended December 31, 2021 and 2020, respectively.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates, interest rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instruments and the underlying exposures, fluctuations in the values of the instruments are generally offset by reciprocal changes in the values of the underlying exposures.
We monitor our exposure to market risks using several objective measurement systems, including a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2021, we used 70 functional currencies in addition to the U.S. dollar and generated $25.6 billion of our net operating revenues from operations outside the United States; therefore, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency fluctuations.
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
The total notional values of our foreign currency derivatives were $13,691 million and $16,663 million as of December 31, 2021 and 2020, respectively. These values included derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of foreign currency derivatives that qualify for hedge accounting resulted in a net unrealized gain of $174 million as of December 31, 2021, and we estimate that a 10 percent weakening of the U.S. dollar would have decreased the net unrealized gain to $172 million. The fair value of the foreign currency derivatives that do not qualify for hedge accounting resulted in a net unrealized gain of $10 million as of December 31, 2021, and we estimate that a 10 percent weakening of the U.S. dollar would have resulted in a $58 million increase in fair value.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company’s variable-rate debt and derivative instruments outstanding as of December 31, 2021, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $125 million in 2021. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company’s investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would have resulted in a $52 million decrease in the fair value of our portfolio of highly liquid debt securities.
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
The total notional values of our commodity derivatives were $918 million and $726 million as of December 31, 2021 and 2020, respectively. These values included derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. There were no significant commodity derivatives that qualify for hedge accounting as of December 31, 2021. The fair value of the commodity derivatives that do not qualify for hedge accounting resulted in a net gain of $127 million as of December 31, 2021, and we estimate that a 10 percent decrease in underlying commodity prices would have resulted in a $71 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2021	2020	2019
Net Operating Revenues	$38,655	$33,014	$37,266
Cost of goods sold	15,357	13,433	14,619
Gross Profit	23,298	19,581	22,647
Selling, general and administrative expenses	12,144	9,731	12,103
Other operating charges	846	853	458
Operating Income	10,308	8,997	10,086
Interest income	276	370	563
Interest expense	1,597	1,437	946
Equity income (loss) — net	1,438	978	1,049
Other income (loss) — net	2,000	841	34
Income Before Income Taxes	12,425	9,749	10,786
Income taxes	2,621	1,981	1,801
Consolidated Net Income	9,804	7,768	8,985
Less: Net income (loss) attributable to noncontrolling interests	33	21	65
Net Income Attributable to Shareowners of The Coca-Cola Company	$9,771	$7,747	$8,920
Basic Net Income Per Share[1]	$2.26	$1.80	$2.09
Diluted Net Income Per Share[1]	$2.25	$1.79	$2.07
Average Shares Outstanding — Basic	4,315	4,295	4,276
Effect of dilutive securities	25	28	38
Average Shares Outstanding — Diluted	4,340	4,323	4,314
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2021	2020	2019
Consolidated Net Income	$9,804	$7,768	$8,985
Other Comprehensive Income:
Net foreign currency translation adjustments	(699)	(911)	74
Net gains (losses) on derivatives	214	15	(54)
Net change in unrealized gains (losses) on available-for-sale debt securities	(90)	(47)	18
Net change in pension and other postretirement benefit liabilities	712	(267)	(159)
Total Comprehensive Income	9,941	6,558	8,864
Less: Comprehensive income (loss) attributable to noncontrolling interests	(101)	(132)	110
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$10,042	$6,690	$8,754
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$9,684	$6,795
Short-term investments	1,242	1,771
Total Cash, Cash Equivalents and Short-Term Investments	10,926	8,566
Marketable securities	1,699	2,348
Trade accounts receivable, less allowances of $516 and $526, respectively	3,512	3,144
Inventories	3,414	3,266
Prepaid expenses and other current assets	2,994	1,916
Total Current Assets	22,545	19,240
Equity method investments	17,598	19,273
Other investments	818	812
Other noncurrent assets	6,731	6,184
Deferred income tax assets	2,129	2,460
Property, plant and equipment — net	9,920	10,777
Trademarks with indefinite lives	14,465	10,395
Goodwill	19,363	17,506
Other intangible assets	785	649
Total Assets	$94,354	$87,296
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$14,619	$11,145
Loans and notes payable	3,307	2,183
Current maturities of long-term debt	1,338	485
Accrued income taxes	686	788
Total Current Liabilities	19,950	14,601
Long-term debt	38,116	40,125
Other noncurrent liabilities	8,607	9,453
Deferred income tax liabilities	2,821	1,833
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,116	17,601
Reinvested earnings	69,094	66,555
Accumulated other comprehensive income (loss)	(14,330)	(14,601)
Treasury stock, at cost — 2,715 and 2,738 shares, respectively	(51,641)	(52,016)
Equity Attributable to Shareowners of The Coca-Cola Company	22,999	19,299
Equity attributable to noncontrolling interests	1,861	1,985
Total Equity	24,860	21,284
Total Liabilities and Equity	$94,354	$87,296
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2021	2020	2019
Operating Activities
Consolidated net income	$9,804	$7,768	$8,985
Depreciation and amortization	1,452	1,536	1,365
Stock-based compensation expense	337	126	201
Deferred income taxes	894	(18)	(280)
Equity (income) loss — net of dividends	(615)	(511)	(421)
Foreign currency adjustments	86	(88)	91
Significant (gains) losses — net	(1,365)	(914)	(467)
Other operating charges	506	556	127
Other items	201	699	504
Net change in operating assets and liabilities	1,325	690	366
Net Cash Provided by Operating Activities	12,625	9,844	10,471
Investing Activities
Purchases of investments	(6,030)	(13,583)	(4,704)
Proceeds from disposals of investments	7,059	13,835	6,973
Acquisitions of businesses, equity method investments and nonmarketable securities	(4,766)	(1,052)	(5,542)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2,180	189	429
Purchases of property, plant and equipment	(1,367)	(1,177)	(2,054)
Proceeds from disposals of property, plant and equipment	108	189	978
Other investing activities	51	122	(56)
Net Cash Provided by (Used in) Investing Activities	(2,765)	(1,477)	(3,976)
Financing Activities
Issuances of debt	13,094	26,934	23,009
Payments of debt	(12,866)	(28,796)	(24,850)
Issuances of stock	702	647	1,012
Purchases of stock for treasury	(111)	(118)	(1,103)
Dividends	(7,252)	(7,047)	(6,845)
Other financing activities	(353)	310	(227)
Net Cash Provided by (Used in) Financing Activities	(6,786)	(8,070)	(9,004)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(159)	76	(72)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	2,915	373	(2,581)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	7,110	6,737	9,318
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	10,025	7,110	6,737
Less: Restricted cash and restricted cash equivalents at end of year	341	315	257
Cash and Cash Equivalents at End of Year	$9,684	$6,795	$6,480
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In millions except per share data)

Year Ended December 31,	2021	2020	2019
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,302	4,280	4,268
Treasury stock issued to employees related to stock-based compensation plans	23	22	33
Purchases of stock for treasury	—	—	(21)
Balance at end of year	4,325	4,302	4,280
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	17,601	17,154	16,520
Stock issued to employees related to stock-based compensation plans	216	307	433
Stock-based compensation expense	299	141	201
Other activities	—	(1)	—
Balance at end of year	18,116	17,601	17,154
Reinvested Earnings
Balance at beginning of year	66,555	65,855	63,234
Adoption of accounting standards[1]	19	—	546
Net income attributable to shareowners of The Coca-Cola Company	9,771	7,747	8,920
Dividends (per share — $1.68, $1.64 and $1.60 in 2021, 2020 and 2019, respectively)	(7,251)	(7,047)	(6,845)
Balance at end of year	69,094	66,555	65,855
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(14,601)	(13,544)	(12,814)
Adoption of accounting standards[1]	—	—	(564)
Net other comprehensive income (loss)	271	(1,057)	(166)
Balance at end of year	(14,330)	(14,601)	(13,544)
Treasury Stock
Balance at beginning of year	(52,016)	(52,244)	(51,719)
Treasury stock issued to employees related to stock-based compensation plans	375	228	501
Purchases of stock for treasury	—	—	(1,026)
Balance at end of year	(51,641)	(52,016)	(52,244)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$22,999	$19,299	$18,981
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$1,985	$2,117	$2,077
Net income attributable to noncontrolling interests	33	21	65
Net foreign currency translation adjustments	(132)	(153)	45
Dividends paid to noncontrolling interests	(43)	(18)	(48)
Acquisition of interests held by noncontrolling owners	—	—	(84)
Contributions by noncontrolling interests	20	17	3
Net change in pension and other postretirement benefit liabilities	(2)	—	—
Business combinations	—	1	59
Total Equity Attributable to Noncontrolling Interests	$1,861	$1,985	$2,117
1The 2021 amount represents the adoption of Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021. For information regarding the 2019 amounts, refer to Note 1 and Note 5.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
Description of Business
The Coca-Cola Company is a total beverage company. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; hydration, sports, coffee and tea; nutrition, juice, dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Diet Coke and Coca-Cola Zero Sugar. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.1 billion of the approximately 63 billion servings of all beverages consumed worldwide every day.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Our Company’s investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $1,980 million and $2,567 million as of December 31, 2021 and 2020, respectively, representing our maximum exposures to loss. The Company’s investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company’s consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company’s investments, plus any loans and guarantees, related to these VIEs totaled $103 million and $74 million as of December 31, 2021 and 2020, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.
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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4 billion, $3 billion and $4 billion in 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, advertising and production costs of $57 million and $83 million, respectively, were primarily recorded in the line item prepaid expenses and other current assets in our consolidated balance sheets.
Shipping and Handling Costs
Shipping and handling costs related to the movement of goods from our manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statement of income. Shipping and handling costs incurred to move goods from our manufacturing locations or sales distribution centers to our customers are also included in the line item cost of goods sold in our consolidated statement of income, except for costs incurred to distribute goods sold by our consolidated bottlers to our customers, which are included in the line item selling, general and administrative expenses in our consolidated statement of income. Our customers generally do not pay us separately for shipping and handling costs. We recognize the cost of shipping and handling activities that are performed after a customer obtains control of the goods as costs to fulfill our promise to provide goods to the customer. As a result of this election, the Company does not evaluate whether shipping and handling activities are services promised to customers. If revenue is recognized for the related goods before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 6 million stock options were excluded from the computation of diluted net income per share in both 2021 and 2020 because the stock options would have been antidilutive. The number of stock options excluded from the computation of diluted net income per share in 2019 was insignificant.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other noncurrent assets on our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

December 31,	2021	2020	2019
Cash and cash equivalents	$9,684	$6,795	$6,480
Restricted cash and restricted cash equivalents included in other noncurrent assets[1,2]	341	315	257
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,025	$7,110	$6,737
1Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
2As of December 31, 2021, restricted cash and restricted cash equivalents includes amounts related to assets held for sale. Refer to Note 2.
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
In the fourth quarter of 2020, the Company started a trade accounts receivable factoring program in certain countries. Under this program we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $6,266 million and $185 million of trade accounts receivables under this program during the years ended December 31, 2021 and 2020, respectively, and the costs of factoring such receivables were not material. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from trade accounts receivable on our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
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

Inventories consisted of the following (in millions):

December 31,	2021	2020
Raw materials and packaging	$2,133	$2,106
Finished goods	982	791
Other	299	369
Total inventories	$3,414	$3,266
Derivative Instruments
When deemed appropriate, our Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheet in the following line items, as applicable: prepaid expenses and other current assets; other noncurrent assets; accounts payable and accrued expenses; and other noncurrent liabilities. The cash flow impact of the Company’s derivative instruments is primarily included in our consolidated statement of cash flows in net cash provided by operating activities. Refer to Note 5.
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in the line item other noncurrent assets on our consolidated balance sheet. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in the line items accounts payable and accrued expenses and other noncurrent liabilities on our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of income. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 9.
We have various contracts for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewal options that we are reasonably certain to exercise, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $1,262 million, $1,301 million and $1,208 million in 2021, 2020 and 2019, respectively. Amortization expense for leasehold improvements totaled $15 million, $18 million and $18 million in 2021, 2020 and 2019, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2021	2020
Land	$652	$676
Buildings and improvements	4,349	4,782
Machinery and equipment	13,861	14,242
Property, plant and equipment — cost	18,862	19,700
Less: Accumulated depreciation	8,942	8,923
Property, plant and equipment — net	$9,920	$10,777
Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and a recoverability test is performed, we estimate the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models. These appraisals and models include assumptions we believe are consistent with those a market participant would use.
Goodwill, Trademarks and Other Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally less than 20 years. Refer to Note 7.
When events or circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management performs a recoverability test of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment charge. The impairment charge recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which include assumptions we believe are consistent with those a market participant would use.
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment tests of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which include assumptions we believe are consistent with those a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing described above. Otherwise, the Company does not need to perform any further assessment.
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions. These geographic regions are our reporting units. Our Global Ventures operating segment includes the results of our Costa Limited (“Costa”), innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation (“Monster”), each of which is its own reporting unit. The Bottling

Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the fair value. However, the impairment charge recognized cannot exceed the carrying amount of goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing discussed above. Otherwise, the Company does not need to perform any further assessment.
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
Stock-Based Compensation
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. These awards include stock options, performance share units, restricted stock and restricted stock units. The fair value of stock option grants is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the period the stock option award is earned by the employee, which is generally four years.
The fair value of restricted stock, restricted stock units and certain performance share units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The Company included a relative total shareowner return (“TSR”) modifier for most performance share unit awards granted from 2014 through 2017 as well as for performance share unit awards granted to executives from 2018 through 2021. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies fell outside of a predefined range. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model.
In the reporting period it becomes probable that the minimum performance threshold specified in the performance share unit award will be achieved, we recognize compensation expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed for the performance share units expected to vest. The remaining fair value of the performance share units expected to vest is expensed on a straight-line basis over the remainder of the vesting period. In the event the Company determines it is no longer probable that the minimum performance threshold specified in the award will be achieved, we reverse all of the previously recognized compensation expense in the reporting period such a determination is made.
The Company has made a policy election to estimate the number of stock-based compensation awards that will ultimately vest to determine the amount of compensation expense recognized each reporting period. Forfeiture estimates are trued-up at the end of the vesting period in order to ensure that compensation expense is recognized only for those awards that ultimately vest. Refer to Note 12.
Income Taxes
Income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the book basis and the tax basis of assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 11 and Note 14.
Translation and Remeasurement
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in net foreign currency translation adjustments, a component of accumulated other comprehensive income (loss) (“AOCI”). Refer to Note 15. Accounts in our consolidated statement of income are translated using the monthly average exchange rates during the year.
Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statement of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5.
Recently Adopted Accounting Guidance
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) on items within AOCI to reinvested earnings. These disproportionate income tax effect items are referred to as “stranded tax effects.” The amendments in this update only relate to the reclassification of the income tax effects of the Tax Reform Act. Other accounting guidance that requires the effect of changes in tax laws or rates to be included in net income is not affected by this update. We adopted ASU 2018-02 effective January 1, 2019. We recognized a cumulative effect adjustment to increase the opening balance of reinvested earnings as of January 1, 2019 by $558 million related to the effect that the change in the income tax rate had on the gross deferred tax amounts of items remaining in AOCI.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2021, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4,766 million, which primarily related to the acquisition of the remaining ownership interest in BA Sports Nutrition, LLC (“BodyArmor”).
During 2020, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,052 million, which primarily related to the acquisition of the remaining ownership interest in fairlife, LLC (“fairlife”).
During 2019, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $5,542 million, which primarily related to the acquisitions of Costa, the remaining ownership interest in C.H.I. Limited (“CHI”) and controlling interests in bottling operations in Zambia, Kenya and Eswatini.
BA Sports Nutrition, LLC
In November 2021, the Company acquired the remaining 85 percent ownership interest in, and now owns 100 percent of, BodyArmor, which offers a line of sports performance and hydration beverages in the United States. We acquired the remaining ownership interest in exchange for approximately $5,600 million of cash, of which $4,745 million was paid at close, net of cash acquired. The purchase price reflected the contractual discount included in the purchase option we obtained with our initial investment in 2018. The remaining $860 million of the purchase price was held back related to indemnification obligations, of which $540 million was included in the line item accounts payable and accrued expenses and $320 million was included in the line item other noncurrent liabilities in our consolidated balance sheet. Upon consolidation, we recognized a gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our consolidated statement of income. As of December 31, 2021, $4.2 billion of the purchase price was preliminarily allocated to the BodyArmor trademark and $2.2 billion was preliminarily allocated to goodwill, of which $1.2 billion is tax deductible. The goodwill recognized as part of this acquisition is primarily related to the synergistic value created from leveraging the capabilities, assets and scale of the Company and the opportunity for international expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. Of the total amount preliminarily allocated to goodwill, $1.9 billion has been assigned to the North America operating segment and $0.3 billion has been assigned to our other geographic operating segments. The preliminary allocation of the purchase price is subject to refinement when valuations are finalized. As of December 31, 2021, the valuations that have not been finalized primarily relate to other intangible assets and operating lease ROU assets and operating lease liabilities. The final purchase price allocation will be completed no later than the fourth quarter of 2022.
fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent ownership interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs. The gain was recorded in the line item other income (loss) — net in our consolidated statement of income. We acquired the remaining ownership interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management’s latest estimates of future operating results. We are required to remeasure this liability to fair value quarterly with any changes in the fair value recorded in income until the final milestone payment is made. Upon finalization of purchase accounting, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the North America operating segment.
During the years ended December 31, 2021 and 2020, we recorded charges of $369 million and $51 million, respectively. These charges related to the remeasurement of the contingent consideration liability to fair value and were recorded in the line item other operating charges in our consolidated statements of income. During the year ended December 31, 2021, we made the first milestone payment of $100 million based on fairlife meeting its financial targets in 2020.
Costa Limited
In January 2019, the Company acquired Costa in exchange for $4.9 billion of cash, net of cash acquired. Costa is a coffee business with retail stores in more than 30 countries, the Costa Express vending system and a state-of-the-art roastery. We believe this acquisition will allow us to increase our presence in the hot beverage market, as Costa has a scalable platform across multiple formats and channels, including opportunities to introduce ready-to-drink products. Upon finalization of purchase accounting, $2.4 billion of the purchase price was allocated to the Costa trademark and $2.5 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion as well as our ability to market and distribute Costa in ready-to-drink form throughout our bottling system. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the Global Ventures operating segment, except for $108 million which was assigned to the Europe, Middle East and Africa operating segment.
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
Divestitures
During 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,180 million, which primarily related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. We received cash proceeds of $1,738 million and recognized a net gain of $695 million as a result of the sale and the related reversal of cumulative translation adjustments. Also included were the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. We received cash proceeds of $293 million and recognized a net gain of $114 million as a result of these sales.
During 2020, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $189 million, which primarily related to the sale of our ownership interest in Piedmont Coca-Cola Bottling Partnership to Coca-Cola Consolidated, Inc., an equity method investee. We received cash proceeds of $100 million and recognized a net loss of $2 million as a result of this sale. Also included were the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. We received cash proceeds of $62 million and recognized a net gain of $35 million as a result of these sales.
During 2019, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $429 million, which primarily related to the sale of a portion of our ownership interest in Embotelladora Andina S.A. (“Andina”) and the refranchising of certain of our bottling operations in India. As a result of these transactions, we recognized gains of $39 million and $73 million, respectively. We continue to account for our remaining ownership interest in Andina as an equity method investment as a result of our representation on Andina’s Board of Directors and other governance rights.
Coca-Cola Beverages Africa Proprietary Limited
Due to the Company’s original intent to refranchise Coca-Cola Beverages Africa Proprietary Limited (“CCBA”), it was accounted for as held for sale and as a discontinued operation from October 2017 through the first quarter of 2019. Additionally, CCBA’s property, plant and equipment was not depreciated and its definite-lived intangible assets were not amortized during this period. While the Company had discussions with a number of potential partners throughout the period CCBA was held for sale, during the second quarter of 2019 the Company updated its plans with the intent to maintain its controlling stake in CCBA, which resulted in CCBA no longer qualifying as held for sale or as a discontinued operation. As a result of this change, we recorded a $160 million adjustment to reduce the carrying value of CCBA’s property, plant and equipment and definite-lived intangible assets by an additional $34 million and $126 million, respectively, to reflect additional depreciation and amortization that would have been recognized during the period CCBA was held for sale. This adjustment was recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
As of December 31, 2021, the Company had certain bottling operations in Asia Pacific that met the criteria to be classified as held for sale. As a result, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying value. These assets and liabilities were included in the Bottling Investments operating segment. The Company expects these bottling operations to be refranchised during 2022.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheet (in millions):

December 31, 2021
Cash, cash equivalents and short-term investments	$228
Trade accounts receivable, less allowances	21
Inventories	55
Prepaid expenses and other current assets	36
Other noncurrent assets	9
Deferred income tax assets	6
Property, plant and equipment — net	282
Goodwill	37
Assets held for sale	$674
Accounts payable and accrued expenses	$139
Accrued income taxes	4
Other noncurrent liabilities	9
Deferred income tax liabilities	5
Liabilities held for sale	$157
NOTE 3: REVENUE RECOGNITION
Our Company markets, manufactures and sells:
•beverage concentrates, sometimes referred to as “beverage bases,” and syrups, including fountain syrups (we refer to this part of our business as our “concentrate operations”); and
•finished sparkling soft drinks and other beverages (we refer to this part of our business as our “finished product operations”).
Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations.
Our concentrate operations typically generate net operating revenues by selling concentrates, syrups and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.

Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell concentrates, syrups or finished products to our bottling partners, wholesalers, distributors or retailers. Control of the concentrates, syrups or finished products is transferred upon shipment to, or receipt at, our customers’ locations, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized. Our sales terms generally do not allow for a right of return except for matters related to any manufacturing defects on our part. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables will generally be collected in less than six months, in accordance with the underlying payment terms. All of our performance obligations under the terms of contracts with our customers have an original duration of one year or less.
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2021 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2021
Concentrate operations	$6,551	$15,248	$21,799
Finished product operations	6,459	10,397	16,856
Total	$13,010	$25,645	$38,655
Year Ended December 31, 2020
Concentrate operations	$5,443	$13,139	$18,582
Finished product operations	5,838	8,594	14,432
Total	$11,281	$21,733	$33,014
Year Ended December 31, 2019
Concentrate operations	$5,252	$15,247	$20,499
Finished product operations	6,463	10,304	16,767
Total	$11,715	$25,551	$37,266
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
Our investments in debt securities are carried at either amortized cost or fair value. The cost basis is determined by the specific identification method. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income. Unrealized gains and losses, net of tax, on available-for-sale debt securities are included in our consolidated balance sheet as a component of AOCI, except for the changes in fair values attributable to the currency risk being hedged, if applicable, which are included in net income. Refer to Note 5 for additional information related to the Company’s fair value hedges of available-for-sale debt securities.
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company’s investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2021
Marketable securities	$376	$—
Other investments	771	47
Other noncurrent assets	1,576	—
Total equity securities	$2,723	$47
December 31, 2020
Marketable securities	$330	$—
Other investments	762	50
Other noncurrent assets	1,282	—
Total equity securities	$2,374	$50

The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2021	2020
Net gains (losses) recognized during the year related to equity securities	$509	$146
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	71	(22)
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$438	$168
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2021
Trading securities	$39	$1	$—	$40
Available-for-sale securities	1,648	33	(132)	1,549
Total debt securities	$1,687	$34	$(132)	$1,589
December 31, 2020
Trading securities	$36	$2	$—	$38
Available-for-sale securities	2,227	51	(13)	2,265
Total debt securities	$2,263	$53	$(13)	$2,303
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2021		December 31, 2020
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$40	$1,283	$38	$1,980
Other noncurrent assets	—	266	—	285
Total debt securities	$40	$1,549	$38	$2,265
The contractual maturities of these available-for-sale debt securities as of December 31, 2021 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$28	$28
After 1 year through 5 years	1,355	1,241
After 5 years through 10 years	88	98
After 10 years	177	182
Total	$1,648	$1,549
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2021	2020	2019
Gross gains	$6	$20	$39
Gross losses	(10)	(13)	(8)
Proceeds	1,197	1,559	3,956

Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,670 million and $1,389 million as of December 31, 2021 and 2020, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as “market risks.” When deemed appropriate, our Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative and non-derivative financial instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk.
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
All derivative instruments are carried at fair value in our consolidated balance sheet, primarily in the following line items, as applicable: prepaid expenses and other current assets; other noncurrent assets; accounts payable and accrued expenses; and other noncurrent liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statement of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the values of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in the fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.

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
We adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2019 using the modified retrospective method. For highly effective cash flow hedges, this ASU requires the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness to be recorded in other comprehensive income (“OCI”). No components of the Company’s hedging instruments were excluded from the assessment of hedge effectiveness. To reflect the adoption of the new hedging standard on our cash flow hedging relationships at January 1, 2019, we recorded a $6 million increase, net of taxes, to the opening balance of reinvested earnings and a corresponding decrease to AOCI. For fair value hedges of interest rate risk, this ASU allows entities to elect to use the benchmark interest rate component of the contractual coupon cash flows to calculate the change in fair value of the hedged item attributable to changes in the benchmark interest rate. As a result of applying the new hedging standard to our fair value hedges on January 1, 2019, we recorded a $24 million increase to our hedged long-term debt balances, with a corresponding decrease to the opening balance of reinvested earnings of $18 million, net of taxes.
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$151	$26
Foreign currency contracts	Other noncurrent assets	27	74
Commodity contracts	Prepaid expenses and other current assets	—	2
Interest rate contracts	Prepaid expenses and other current assets	1	—
Interest rate contracts	Other noncurrent assets	282	659
Total assets		$461	$761
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$15	$29
Foreign currency contracts	Other noncurrent liabilities	17	—
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other noncurrent liabilities	14	—
Total liabilities		$46	$34
1All of the Company’s derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company’s derivative instruments.
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2021	December 31, 2020
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$53	$28
Foreign currency contracts	Other noncurrent assets	—	1
Commodity contracts	Prepaid expenses and other current assets	131	76
Commodity contracts	Other noncurrent assets	3	9
Other derivative instruments	Prepaid expenses and other current assets	9	20
Other derivative instruments	Other noncurrent assets	—	3
Total assets		$196	$137
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$34	$41
Foreign currency contracts	Other noncurrent liabilities	9	—
Commodity contracts	Accounts payable and accrued expenses	6	15
Commodity contracts	Other noncurrent liabilities	1	1
Total liabilities		$50	$57
1All of the Company’s derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company’s derivative instruments.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $7,399 million and $7,785 million as of December 31, 2021 and 2020, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $1,994 million and $2,700 million as of December 31, 2021 and 2020, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $10 million and $11 million as of December 31, 2021 and 2020, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program was $1,233 million as of December 31, 2020. As of December 31, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on OCI, AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
2021
Foreign currency contracts	$36	Net operating revenues	$(77)
Foreign currency contracts	(2)	Cost of goods sold	(10)
Foreign currency contracts	—	Interest expense	(13)
Foreign currency contracts	19	Other income (loss) — net	74
Interest rate contracts	110	Interest expense	(90)
Commodity contracts	(1)	Cost of goods sold	—
Total	$162		$(116)
2020
Foreign currency contracts	$(93)	Net operating revenues	$(73)
Foreign currency contracts	4	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(16)
Foreign currency contracts	37	Other income (loss) — net	60
Interest rate contracts	15	Interest expense	(54)
Commodity contracts	2	Cost of goods sold	—
Total	$(35)		$(74)
2019
Foreign currency contracts	$(58)	Net operating revenues	$(3)
Foreign currency contracts	1	Cost of goods sold	11
Foreign currency contracts	—	Interest expense	(9)
Foreign currency contracts	(97)	Other income (loss) — net	(119)
Interest rate contracts	(47)	Interest expense	(42)
Commodity contracts	1	Cost of goods sold	—
Total	$(200)		$(162)

As of December 31, 2021, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $36 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,113 million and $10,215 million as of December 31, 2021 and 2020, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
2021
Interest rate contracts	Interest expense	$(67)
Fixed-rate debt	Interest expense	66
Net impact to interest expense		$(1)
Net impact of fair value hedging instruments		$(1)
2020
Interest rate contracts	Interest expense	$275
Fixed-rate debt	Interest expense	(274)
Net impact to interest expense		$1
Foreign currency contracts	Other income (loss) — net	$(4)
Available-for-sale securities	Other income (loss) — net	5
Net impact to other income (loss) — net		$1
Net impact of fair value hedging instruments		$2
2019
Interest rate contracts	Interest expense	$368
Fixed-rate debt	Interest expense	(369)
Net impact to interest expense		$(1)
Net impact of fair value hedging instruments		$(1)
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Current maturities of long-term debt	$200	$—	$1	$—	$—	$—
Long-term debt	12,353	11,129	255	646	228	—
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Amount		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
Foreign currency contracts	$40	$451	$(10)	$(5)	$51
Foreign currency denominated debt	12,812	13,336	928	(1,089)	144
Total	$12,852	$13,787	$918	$(1,094)	$195
The Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings during the year ended December 31, 2021. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the years ended December 31, 2020 and 2019. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2021, 2020 and 2019. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,258 million and $5,727 million as of December 31, 2021 and 2020, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional value of derivatives related to our economic hedges of this type was $200 million as of both December 31, 2021 and 2020.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $908 million and $715 million as of December 31, 2021 and 2020, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2021	2020	2019
Foreign currency contracts	Net operating revenues	$6	$58	$(4)
Foreign currency contracts	Cost of goods sold	(10)	6	1
Foreign currency contracts	Other income (loss) — net	(84)	(13)	(66)
Commodity contracts	Cost of goods sold	171	54	(23)
Interest rate contracts	Interest expense	(187)	6	—
Other derivative instruments	Selling, general and administrative expenses	34	21	47
Other derivative instruments	Other income (loss) — net	(3)	(55)	48
Total		$(73)	$77	$3
NOTE 6: EQUITY METHOD INVESTMENTS
Our consolidated net income includes our Company’s proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. The Company’s proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statement of income and our carrying value of those investments. Refer to Note 17 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity method investees’ AOCI.
We eliminate from our financial results all significant intercompany transactions to the extent of our ownership interest, including the intercompany portion of transactions with equity method investees.
The Company’s equity method investments include, but are not limited to, our ownership interests in CCEP, Monster, AC Bebidas, S. de R.L. de C.V., Coca-Cola FEMSA, S.A.B. de C.V., Coca-Cola HBC AG and Coca-Cola Bottlers Japan Holdings Inc. (“CCBJHI”). As of December 31, 2021, we owned approximately 19 percent, 19 percent, 20 percent, 28 percent, 21 percent and 19 percent, respectively, of these companies’ outstanding shares. As of December 31, 2021, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $7,298 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2021	2020	2019
Net operating revenues	$79,934	$69,384	$75,980
Cost of goods sold	47,847	41,139	44,881
Gross profit	$32,087	$28,245	$31,099
Operating income	$9,089	$7,056	$7,748
Consolidated net income	$6,050	$4,176	$4,597
Less: Net income attributable to noncontrolling interests	91	54	63
Net income attributable to common shareowners	$5,959	$4,122	$4,534
Company equity income (loss) — net	$1,438	$978	$1,049
1 The financial information represents the results of the equity method investees during the Company’s period of ownership.

December 31,	2021	2020
Current assets	$30,992	$29,431
Noncurrent assets	72,064	67,900
Total assets	$103,056	$97,331
Current liabilities	$21,362	$20,033
Noncurrent liabilities	37,353	33,613
Total liabilities	$58,715	$53,646
Equity attributable to shareowners of investees	$43,422	$42,622
Equity attributable to noncontrolling interests	919	1,063
Total equity	$44,341	$43,685
Company equity method investments	$17,598	$19,273
Net sales to equity method investees, the majority of which are located outside the United States, were $14,471 million, $13,041 million and $14,832 million in 2021, 2020 and 2019, respectively. Total payments, primarily related to marketing, made to equity method investees were $516 million, $547 million and $897 million in 2021, 2020 and 2019, respectively. The increase in net sales to equity method investees in 2021 was primarily due to recovery from the COVID-19 pandemic. In addition, purchases of beverage products from equity method investees were $496 million, $452 million and $426 million in 2021, 2020 and 2019, respectively. The increase in purchases of beverage products in 2021 was primarily due to increased purchases of Monster products as a result of international expansion and category growth.
The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company’s carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2021	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$9,808	$4,323	$5,485
Coca-Cola Europacific Partners plc	4,919	3,578	1,341
Coca-Cola FEMSA, S.A.B. de C.V.	3,182	1,568	1,614
Coca-Cola HBC AG	2,705	1,115	1,590
Coca-Cola Consolidated, Inc.	1,537	224	1,313
Coca-Cola Bottlers Japan Holdings Inc.[1]	387	474	(87)
Coca-Cola İçecek A.Ş.	340	123	217
Embotelladora Andina S.A.	130	98	32
Total	$23,008	$11,503	$11,505
1The carrying value of our investment in CCBJHI exceeded its fair value as of December 31, 2021 by $87 million. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $882 million and $1,025 million as of December 31, 2021 and 2020, respectively. The total amount of dividends received from equity method investees was $823 million, $467 million and $628 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2021 was $6,143 million.

NOTE 7: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2021	2020
Trademarks[1]	$14,465	$10,395
Goodwill	19,363	17,506
Other	211	225
Indefinite-lived intangible assets	$34,039	$28,126
1 For information related to the Company’s acquisitions, refer to Note 2.
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2020
Balance at beginning of year	$1,294	$170	$7,943	$170	$2,806	$4,381	$16,764
Effect of foreign currency translation	40	(6)	—	7	84	(216)	(91)
Acquisitions[1]	—	—	775	—	—	—	775
Purchase accounting adjustments[1,2]	(26)	—	74	24	2	(2)	72
Impairments	—	—	—	—	—	(14)	(14)
Balance at end of year	$1,308	$164	$8,792	$201	$2,892	$4,149	$17,506
2021
Balance at beginning of year	$1,308	$164	$8,792	$201	$2,892	$4,149	$17,506
Effect of foreign currency translation	(83)	(8)	—	(6)	46	(285)	(336)
Acquisitions[1]	55	44	1,886	227	45	—	2,257
Impairments	—	—	—	—	—	(7)	(7)
Divestitures, deconsolidations and other[3]	—	—	(13)	—	(7)	(37)	(57)
Balance at end of year	$1,280	$200	$10,665	$422	$2,976	$3,820	$19,363
1For information related to the Company’s acquisitions, refer to Note 2.
2Includes the allocation of goodwill from the Europe, Middle East and Africa segment to other reporting units expected to benefit from the CHI acquisition as well as purchase accounting adjustments related to fairlife. Refer to Note 2.
3The decrease in the Bottling Investments segment was a result of certain bottling operations in Asia Pacific being classified as held for sale. Refer to Note 2.
Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2021				December 31, 2020
	Gross Carrying Value		Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$336	[1]	$(86)	$250	$195	$(61)	$134
Trademarks	189		(87)	102	245	(77)	168
Other	273	[2]	(51)	222	332	(210)	122
Total	$798		$(224)	$574	$772	$(348)	$424
1Includes $150 million related to the BodyArmor acquisition. Refer to Note 2.
2Includes $102 million for BodyArmor noncompete agreements. Refer to Note 2.

Total amortization expense for intangible assets subject to amortization was $165 million, $203 million and $120 million in 2021, 2020 and 2019, respectively. The increase in amortization expense in 2020 was due to the recognition of a full year of intangible amortization related to CCBA versus seven months in 2019.
Based on the carrying value of definite-lived intangible assets as of December 31, 2021, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2022	$106
2023	81
2024	66
2025	59
2026	47
NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2021	2020
Accounts payable	$4,602	$3,517
Accrued marketing expenses	2,830	1,930
Variable consideration payable	1,118	1,137
Accrued compensation	1,051	609
Other accrued expenses	5,018	3,952
Accounts payable and accrued expenses	$14,619	$11,145
NOTE 9: LEASES
We have operating leases primarily for real estate, aircraft, vehicles, and manufacturing and other equipment.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2021	2020
Operating lease ROU assets[1]	$1,418	$1,548
Current portion of operating lease liabilities[2]	$310	$322
Noncurrent portion of operating lease liabilities[3]	1,161	1,300
Total operating lease liabilities	$1,471	$1,622
1 Operating lease ROU assets are included in the line item other noncurrent assets in our consolidated balance sheets.
2 The current portion of operating lease liabilities is included in the line item accounts payable and accrued expenses in our consolidated balance sheets.
3 The noncurrent portion of operating lease liabilities is included in the line item other noncurrent liabilities in our consolidated balance sheets.
We had operating lease costs of $342 million and $353 million for the years ended December 31, 2021 and 2020, respectively. During 2021 and 2020, cash paid for amounts included in the measurement of operating lease liabilities was $352 million and $365 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $194 million and $528 million for the years ended December 31, 2021 and 2020, respectively.
Information associated with the measurement of our operating lease obligations as of December 31, 2021 is as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	2.7%

Our leases have remaining lease terms of 1 year to 43 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
The following table summarizes the maturities of our operating lease liabilities as of December 31, 2021 (in millions):

Maturities of Operating Lease Liabilities
2022	$324
2023	284
2024	231
2025	190
2026	142
Thereafter	476
Total operating lease payments	1,647
Less: Imputed interest	176
Total operating lease liabilities	$1,471
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2021 and 2020, we had $2,462 million and $1,329 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.1 percent and 1.3 percent as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company also had $845 million and $854 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings that were related to our international operations.
In addition, we had $9,972 million in unused lines of credit and other short-term credit facilities as of December 31, 2021, of which $8,060 million was in corporate backup lines of credit for general purposes. These backup lines of credit expire at various times from 2022 through 2027. There were no borrowings under these corporate backup lines of credit during 2021. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2021, the Company issued fixed interest rate U.S. dollar- and euro-denominated notes of $5,950 million and €3,150 million, respectively, with maturity dates ranging from 2028 to 2051 and interest rates ranging from 0.125 percent to 3.000 percent. The carrying value of these notes as of December 31, 2021 was $9,410 million.
During 2021, the Company retired upon maturity variable interest rate euro-denominated notes of €371 million with an interest rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.200 percent.
During 2021, the Company also extinguished prior to maturity fixed interest rate U.S. dollar- and euro-denominated notes of $6,500 million and €2,430 million, respectively, with maturity dates ranging from 2023 to 2026 and interest rates ranging from 0.750 percent to 3.200 percent. These extinguishments resulted in associated charges of $559 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the notes extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $91 million as a result of the reclassification of related cash flow hedging balances from AOCI into income.
During 2020, the Company issued fixed interest rate U.S. dollar- and euro-denominated notes of $15,600 million and €2,600 million, respectively, with maturity dates ranging from 2025 to 2060 and interest rates ranging from 0.125 percent to 4.200 percent. The carrying value of these notes as of December 31, 2020 was $17,616 million.
During 2020, the Company retired upon maturity fixed interest rate Australian dollar- and U.S. dollar-denominated notes of AUD450 million and $3,750 million, respectively, with interest rates ranging from 1.875 percent to 3.150 percent. Additionally, the Company retired upon maturity U.S. dollar zero coupon notes of $171 million.
During 2020, the Company also extinguished prior to maturity fixed interest rate U.S. dollar- and euro-denominated notes of $3,815 million and €2,300 million, respectively, with maturity dates ranging from 2021 to 2050 and interest rates ranging from

0.000 percent to 4.200 percent. Additionally, the Company extinguished prior to maturity variable interest rate euro-denominated notes of €379 million with a maturity date in 2021 and an interest rate equal to the three-month EURIBOR plus 0.200 percent. These extinguishments resulted in associated charges of $459 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the notes extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $25 million as a result of the reclassification of related cash flow hedging balances from AOCI into income.
During 2019, the Company issued fixed interest rate euro- and U.S. dollar-denominated notes of €2,750 million and $2,000 million, respectively, with maturity dates ranging from 2022 to 2031 and interest rates ranging from 0.125 percent to 2.125 percent. Additionally, the Company issued variable interest rate euro-denominated notes of €750 million maturing in 2021 with an interest rate equal to the three-month EURIBOR plus 0.200 percent. The carrying value of these notes as of December 31, 2019 was $5,891 million.
During 2019, the Company retired upon maturity variable interest rate euro-denominated notes of €3,500 million with interest rates equal to the three-month EURIBOR plus 0.230 percent and the three-month EURIBOR plus 0.250 percent. Additionally, the Company retired upon maturity fixed interest rate U.S. dollar-denominated notes of $1,000 million with an interest rate of 1.375 percent.
The Company’s long-term debt consisted of the following (in millions except average rate data):

	December 31, 2021		December 31, 2020
	Amount	Average Rate[1]	Amount	Average Rate[1]
Fixed interest rate long-term debt:
U.S. dollar notes due 2023-2093	$21,953	2.2%	$22,550	2.0%
U.S. dollar debentures due 2022-2098	1,316	5.2	1,342	5.1
Australian dollar notes due 2024	398	2.5	400	2.5
Euro notes due 2023-2041	13,249	0.4	13,369	0.3
Swiss franc notes due 2022-2028	1,234	2.3	1,236	2.7
Variable interest rate long-term debt:
Euro notes due 2021	—	—	452	0.0
Other, due through 2098[2]	821	6.0	615	5.2
Fair value adjustments[3]	483	N/A	646	N/A
Total[4,5]	39,454	1.7%	40,610	1.6%
Less: Current portion	1,338		485
Long-term debt	$38,116		$40,125
1Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2As of December 31, 2021, the amount shown includes $690 million of debt instruments and finance leases that are due through 2046.
3Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
4As of December 31, 2021 and 2020, the fair value of our long-term debt, including the current portion, was $40,311 million and $43,218 million, respectively.
5The above notes and debentures include various restrictions, none of which is presently significant to our Company.
Total interest paid was $738 million, $935 million and $921 million in 2021, 2020 and 2019, respectively.
The following table summarizes the maturities of long-term debt for the five years succeeding December 31, 2021 (in millions):

Maturities of Long-Term Debt
2022	$1,338
2023	177
2024	2,023
2025	18
2026	1,733

NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2021, we were contingently liable for guarantees of indebtedness owed by third parties of $440 million, of which $93 million was related to VIEs. Refer to Note 1 for additional information related to the Company’s maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, the Opinion and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinion (“Tax Court Methodology”), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinion and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2021. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2021 to $400 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations, and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $4.9 billion (including interest accrued through December 31, 2021), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $229 million and $265 million as of December 31, 2021 and 2020, respectively.
NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. The Coca-Cola Company 2014 Equity Plan (“2014 Equity Plan”) was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued through the grant of equity awards. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock, restricted stock units and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2021, there were approximately 329 million shares available to be granted under the 2014 Equity Plan. In addition, there were approximately 3 million shares available for stock option and restricted stock award grants under plans approved by shareowners prior to 2014.
From 2015 to 2017, certain employees who had previously been eligible for long-term equity awards received long-term performance-based cash awards. Employees who received these performance-based cash awards did not receive equity awards as part of the long-term incentive program. In 2017, the Company changed the long-term incentive program for employees previously eligible for the performance-based cash award. These employees no longer participate in the long-term incentive program and were granted a final restricted stock unit award that vests ratably over five years.
Total stock-based compensation expense was $337 million, $141 million and $201 million in 2021, 2020 and 2019, respectively. In 2020, for certain employees who accepted voluntary separation from the Company as a result of our strategic realignment initiatives, the Company modified their outstanding equity awards granted prior to 2020 so that the employees retained all or some of their awards, whereas otherwise the awards would have been forfeited. The incremental stock-based compensation expense in 2020 arising from the modifications was $15 million, which was recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 18 for additional information on the Company’s strategic realignment initiatives. The remainder of stock-based compensation expense in 2020 of $126 million and all stock-based compensation expense in 2021 and 2019 were recorded in the line item selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $60 million, $32 million and $43 million in 2021, 2020 and 2019, respectively.
As of December 31, 2021, we had $335 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Stock Option Awards
Stock option awards are generally granted with an exercise price equal to the average of the high and low market prices per share of the Company’s stock on the date of grant. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is expensed on a straight-line basis over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2021	2020	2019
Fair value of stock options on grant date	$5.08	$6.44	$4.94
Dividend yield[1]	3.3%	2.7%	3.5%
Expected volatility[2]	18.0%	16.0%	15.5%
Risk-free interest rate[3]	0.9%	1.4%	2.6%
Expected term of stock options[4]	6 years	6 years	6 years
1The dividend yield is the calculated yield on the closing market price per share of the Company’s stock on the grant date.
2The expected volatility is based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors.
3The risk-free interest rate for the period matching the expected term of the stock options is based on the U.S. Treasury yield curve in effect on the grant date.
4The expected term of the stock options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historical exercise behavior.
Stock option awards generally expire 10 years after the date of grant. The shares of common stock to be issued and/or sold upon the exercise of stock options are made available from either authorized and unissued common stock or from treasury shares. Since 2007, the Company has issued common stock under its stock-based compensation plans from treasury shares.
Stock option activity during the year ended December 31, 2021 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2021	88	$40.55
Granted	7	50.59
Exercised	(19)	36.32
Forfeited/expired	(1)	54.18
Outstanding on December 31, 2021	75	$42.43	4.2 years	$1,264
Expected to vest	74	$42.32	4.1 years	$1,256
Exercisable on December 31, 2021	59	$40.08	3.1 years	$1,138
The total intrinsic value of the stock options exercised was $358 million, $453 million and $609 million in 2021, 2020 and 2019, respectively. The total number of stock options exercised was approximately 19 million, 23 million and 34 million in 2021, 2020 and 2019, respectively.

Performance-Based Share Unit Awards
Performance share unit awards require achievement of certain performance criteria, which are predefined by the Talent and Compensation Committee of the Board of Directors at the time of grant. For performance share unit awards granted from 2015 through 2017, the performance criteria were economic profit and net operating revenues over a predefined performance period of three years. Economic profit is our net operating profit after tax less the cost of the capital used in our business. Economic profit and net operating revenues are adjusted for certain items, which are approved by the Audit Committee of the Company’s Board of Directors (“Audit Committee”). The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. These awards included a relative TSR modifier to determine the final number of performance share units earned. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria was reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies fell outside of a predefined range. The fair value of these performance share units was determined using a Monte Carlo valuation model. The performance share unit awards granted from 2015 through 2017 were subject to a one-year holding period after the performance period before the shares were released.
For performance share unit awards granted from 2018 through 2021, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. For purposes of these performance criteria, earnings per share is diluted net income per share and free cash flow is net cash provided by operating activities less purchases of property, plant and equipment. Net operating revenues, earnings per share and free cash flow are adjusted for certain items, which are approved by the Audit Committee. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Performance share unit awards granted to executives include a relative TSR modifier to determine the final number of performance share units earned. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies fell outside of a predefined range. The fair value of performance share units that do not include a TSR modifier is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the performance period. The performance share unit awards will generally vest at the end of the respective performance period.
During 2021, in addition to granting performance share unit awards with a three-year performance period, the Company granted emerging stronger performance share unit awards with a predefined performance period of two years. The award’s performance criterion is earnings per share, and the award includes a relative TSR modifier. Earnings per share for these purposes is diluted net income per share adjusted for certain items, which are approved by the Audit Committee. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the performance criterion. The performance share unit awards will generally vest at the end of the two-year performance period.
For performance share unit awards, in the event the certified results equal the predefined performance criteria, the number of performance share units earned will be equal to the target award. In the event the certified results exceed the predefined performance criteria, additional performance share units up to the maximum award will be earned. In the event the certified results fall below the predefined performance criteria but are at or above the minimum threshold, a reduced number of performance share units will be earned. If the certified results fall below the minimum threshold, no performance share units will be earned. Performance share unit awards do not entitle participants to vote or receive dividends until the performance share units are settled in stock.
In the reporting period it becomes probable that the minimum performance threshold specified in the award will be achieved, we recognize compensation expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed for the performance share units expected to vest. The remaining fair value of the performance share units expected to vest is expensed on a straight-line basis over the remainder of the vesting period. In the event the Company determines it is no longer probable that the minimum performance threshold specified in the award will be achieved, we reverse all previously recognized compensation expense in the reporting period such a determination is made.
Performance share units earned are generally settled in stock, except for certain circumstances such as death or disability, in which case beneficiaries or employees are provided cash payments. As of December 31, 2021, nonvested performance share units of approximately 1,587,000, 578,000 and 2,021,000 were outstanding for the 2020-2022, 2021-2022 and 2021-2023 performance periods, respectively, based on the target award amounts. The following table summarizes information about outstanding nonvested performance share units based on the target award levels:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2021	3,771	$48.29
Granted	2,728	47.04
Vested[1]	(1,846)	40.29
Forfeited	(467)	49.18
Nonvested on December 31, 2021[2]	4,186	$50.90
1Represents the target level of performance share units vested at December 31, 2021 for the 2019-2021 performance period. Upon certification in February 2022 of the financial results for the performance period, the final number of shares earned will be determined and released.
2The outstanding nonvested performance share units as of December 31, 2021 at the threshold award and maximum award levels were approximately 1,725,000 and 9,759,000, respectively.
The weighted-average grant date fair value of performance share unit awards granted in 2021, 2020 and 2019 was $47.04, $57.00 and $40.29, respectively.
The following table summarizes information about vested performance share units based on the certified award level:

	2017-2020 Award		2018-2020 Award
	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value
Certified	3,728	$35.30	1,014	$41.02
Released during 2021	(3,720)	36.31	(1,008)	41.72
Forfeited during 2021	(8)	35.30	(6)	41.02
The total intrinsic value of performance share units that were released was $237 million, $191 million and $118 million in 2021, 2020 and 2019, respectively.
Time-Based Restricted Stock and Restricted Stock Unit Awards
Time-based restricted stock and restricted stock unit awards granted under the 2014 Equity Plan do not entitle recipients to vote or receive dividends during the vesting period and will be forfeited in the event of the recipient’s termination of employment, except for certain circumstances such as death or disability. The fair value of restricted stock and restricted stock units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The fair value of the restricted stock and restricted stock units expected to vest and be released is expensed on a straight-line basis over the vesting period. As of December 31, 2021, the Company had outstanding nonvested time-based restricted stock and restricted stock units totaling approximately 3,394,000.
The following table summarizes information about outstanding nonvested time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2021	4,162	$44.18
Granted	1,242	46.20
Vested and released	(1,495)	41.91
Forfeited	(515)	46.46
Nonvested on December 31, 2021	3,394	$46.56

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
We refer to the funded defined benefit pension plan in the United States that is not associated with collective bargaining agreements as the “primary U.S. plan.” As of December 31, 2021, the primary U.S. plan represented 61 percent and 57 percent of the Company’s consolidated projected benefit obligation and pension plan assets, respectively.
Obligations and Funded Status
The following table sets forth the changes in the benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
Year Ended December 31,	2021	2020	2021	2020
Benefit obligation at beginning of year[1]	$9,414	$8,757	$769	$757
Service cost	97	112	9	11
Interest cost	183	235	15	21
Participant contributions	5	1	13	12
Foreign currency exchange rate changes	(33)	67	(1)	(1)
Amendments	—	3	(13)	—
Net actuarial loss (gain)[2]	(226)	746	(28)	22
Benefits paid	(375)	(485)	(67)	(59)
Settlements[3]	(491)	(81)	—	—
Curtailments[3]	—	(15)	(1)	6
Special termination benefits	3	2	—	—
Other	3	72	—	—
Benefit obligation at end of year[1]	$8,580	$9,414	$696	$769
Fair value of plan assets at beginning of year	$8,639	$8,080	$396	$339
Actual return on plan assets	1,003	830	15	51
Employer contributions	33	30	—	—
Participant contributions	6	1	8	7
Foreign currency exchange rate changes	(42)	97	—	—
Benefits paid	(315)	(419)	—	(1)
Settlements[3]	(421)	(53)	—	—
Other	2	73	—	—
Fair value of plan assets at end of year	$8,905	$8,639	$419	$396
Net asset (liability) recognized	$325	$(775)	$(277)	$(373)
1 For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $8,431 million and $9,263 million as of December 31, 2021 and 2020, respectively.
2 A change in the weighted-average discount rate was the primary driver of net actuarial loss (gain) during 2021 and 2020. For our primary U.S. pension plan, an increase in the discount rate resulted in an actuarial gain of $197 million during 2021, and a decrease in the discount rate resulted in an actuarial loss of $491 million during 2020. Other drivers of net actuarial loss (gain) included assumption updates, plan experience and our strategic realignment initiatives. Refer to Note 18.
3 Settlements and curtailments were primarily related to our strategic realignment initiatives. Refer to Note 18.

Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2021	2020	2021	2020
Other noncurrent assets	$1,545	$1,151	$—	$—
Accounts payable and accrued expenses	(70)	(116)	(18)	(19)
Other noncurrent liabilities	(1,150)	(1,810)	(259)	(354)
Net asset (liability) recognized	$325	$(775)	$(277)	$(373)
Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2021	2020
Projected benefit obligation	$6,862	$7,722
Fair value of plan assets	5,641	5,796
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2021	2020
Accumulated benefit obligation	$6,689	$7,553
Fair value of plan assets	5,584	5,745
All of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets.
Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2021	2020	2021	2020
Cash and cash equivalents	$272	$279	$233	$399
Equity securities:
U.S.-based companies	1,463	1,382	968	757
International-based companies	876	988	830	738
Fixed-income securities:
Government bonds	182	220	495	417
Corporate bonds and debt securities	899	926	124	116
Mutual, pooled and commingled funds[1]	290	301	560	513
Hedge funds/limited partnerships	682	588	38	34
Real estate	381	326	8	6
Derivative financial instruments	(1)	(1)	(8)	(14)
Other	339	364	274	300
Total pension plan assets[2]	$5,383	$5,373	$3,522	$3,266
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
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2021, no investment manager was responsible for more than 8 percent of total U.S. pension plan assets.
Our target allocation of 42 percent equity investments is composed of 60 percent global equities, 16 percent emerging market equities and 24 percent domestic small-cap and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. Investments in our common stock accounted for approximately 5 percent of total global equities and approximately 3 percent of total U.S. pension plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small-cap and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
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
Investment Strategy for Non-U.S. Pension Plans
The long-term target allocation for 70 percent of our international subsidiaries’ pension plan assets, primarily certain of our European and Canadian plans, was 66 percent equity securities, 4 percent fixed-income securities and 30 percent other investments. The actual allocation for the remaining 30 percent of the Company’s international subsidiaries’ pension plan assets consisted of 44 percent mutual, pooled and commingled funds; 21 percent fixed-income securities; 1 percent equity securities and 34 percent other investments. The investment strategies for our international subsidiaries’ pension plans vary greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement benefit plans through a Voluntary Employee Beneficiary Association (“VEBA”), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets by asset class for our other postretirement benefit plans (in millions):

December 31,	2021	2020
Cash and cash equivalents	$33	$30
Equity securities:
U.S.-based companies	184	170
International-based companies	12	12
Fixed-income securities:
Government bonds	3	3
Corporate bonds and debt securities	82	80
Mutual, pooled and commingled funds	87	86
Hedge funds/limited partnerships	9	7
Real estate	5	4
Other	4	4
Total other postretirement benefit plan assets[1]	$419	$396
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
Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Service cost	$97	$112	$104	$9	$11	$9
Interest cost	183	235	291	15	21	28
Expected return on plan assets[1]	(606)	(587)	(552)	(17)	(16)	(13)
Amortization of prior service cost (credit)	—	3	(4)	(2)	(3)	(2)
Amortization of net actuarial loss[2]	146	171	151	4	5	2
Net periodic benefit cost (income)	(180)	(66)	(10)	9	18	24
Settlement charges[3]	117	23	6	—	—	—
Curtailment charges (credits)	(1)	1	—	(1)	6	(2)
Special termination benefits	3	2	1	—	—	—
Other	—	(4)	1	—	—	—
Total cost (income)	$(61)	$(44)	$(2)	$8	$24	$22
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
3Settlement charges were primarily related to our strategic realignment initiatives. Refer to Note 18.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.

Impact on Accumulated Other Comprehensive Income
The following table sets forth the pretax changes in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans				Other Postretirement Benefit Plans
Year Ended December 31,	2021		2020		2021	2020
Balance in AOCI at beginning of year	$(3,012)		$(2,678)		$(47)	$(59)
Recognized prior service cost (credit)	1		3		(2)	(3)
Recognized net actuarial loss	261	[1]	195	[2]	3	11
Prior service credit (cost) occurring during the year	—		(3)		13	—
Net actuarial (loss) gain occurring during the year	623		(488)	[3]	27	7
Net foreign currency translation adjustments	2		(41)		2	(3)
Balance in AOCI at end of year	$(2,125)		$(3,012)		$(4)	$(47)
1    Includes $117 million of recognized net actuarial loss due to the impact of settlements, which were primarily related to our strategic realignment initiatives. Refer to Note 18.
2    Includes $23 million of recognized net actuarial loss due to the impact of settlements, which were primarily related to our strategic realignment initiatives. Refer to Note 18.
3    Includes $15 million of net actuarial loss occurring during the year due to the impact of curtailments.
The following table sets forth the pretax amounts in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2021	2020	2021	2020
Prior service credit (cost)	$(9)	$(10)	$28	$17
Net actuarial loss	(2,116)	(3,002)	(32)	(64)
Balance in AOCI at end of year	$(2,125)	$(3,012)	$(4)	$(47)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2021	2020	2021	2020
Discount rate	3.00%	2.50%	3.25%	2.75%
Interest crediting rate	3.00%	3.00%	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost or income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Discount rate	2.50%	3.25%	4.00%	2.75%	3.50%	4.25%
Interest crediting rate	3.00%	3.50%	3.75%	N/A	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.25%	7.50%	7.75%	4.25%	4.50%	4.50%
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for U.S. and certain non-U.S. plans at December 31, 2021 were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For other non-U.S. plans, we base the discount rate assumption on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost or income for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The rate of compensation increase assumption is determined by the Company based upon annual reviews.

The current cash balance interest crediting rate for the primary U.S. pension plan is the yield on six-month U.S. Treasury bills on the last day of September of the previous plan year, plus 150 basis points. The Company assumes that the current cash balance interest crediting rate will grow linearly over 10 years to the ultimate interest crediting rate assumption.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2021 net periodic benefit income for the U.S. pension plans was 7.25 percent. As of December 31, 2021, the 5-year, 10-year and 15-year annualized return on plan assets for the primary U.S. plan was 10.7 percent, 9.7 percent and 6.8 percent, respectively. The annualized return since inception was 10.6 percent.
The weighted-average assumptions for health care cost trend rates were as follows:

December 31,	2021	2020
Health care cost trend rate assumed for next year	6.75%	6.75%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.25%
Year that the trend rate reaches the ultimate trend rate	2027	2025
We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions. The Company’s U.S. postretirement benefit plans are primarily defined-dollar benefit plans that limit the effects of health care inflation because the plans have established dollar limits for determining our contributions.
Cash Flows
The expected benefit payments for our pension and other postretirement benefit plans for the 10 years succeeding December 31, 2021 are as follows (in millions):

Year Ended December 31,	2022	2023	2024	2025	2026	2027-2031
Benefit payments for pension plans	$486	$454	$464	$470	$471	$2,390
Benefit payments for other postretirement benefit plans	59	56	53	51	48	211
Total	$545	$510	$517	$521	$519	$2,601
The Company anticipates making contributions to our pension trusts in 2022 of $26 million, all of which will be allocated to our international plans. These contributions are generally made in accordance with local laws and tax regulations.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants’ contributions up to a maximum of 3.5 percent of compensation, subject to an IRS limit on compensation. The Company’s expense for the U.S. plans totaled $32 million, $43 million and $43 million in 2021, 2020 and 2019, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company’s expense for these plans totaled $79 million, $63 million and $64 million in 2021, 2020 and 2019, respectively.
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
The Company’s expense for multi-employer retirement plans totaled $1 million, $2 million and $5 million in 2021, 2020 and 2019, respectively. The plans we currently participate in have contractual arrangements that extend into 2025. If, in the future, we choose to withdraw from any of the multi-employer retirement plans in which we currently participate, we would record the appropriate withdrawal liability, if any, at that time.

NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2021	2020	2019
United States	$3,538	$3,149	$3,249
International	8,887	6,600	7,537
Total	$12,425	$9,749	$10,786
Income taxes consisted of the following (in millions):

	United States	State and Local	International		Total
2021
Current	$243	$106	$1,378		$1,727
Deferred	229	(10)	675	[1]	894
2020
Current	$296	$396	$1,307		$1,999
Deferred	(220)	21	181		(18)
2019
Current	$508	$94	$1,479		$2,081
Deferred	(65)	52	(267)		(280)
1 Includes net tax expense of $195 million related to the changes in tax laws in certain foreign jurisdictions.
We made income tax payments of $2,168 million, $1,268 million and $2,126 million in 2021, 2020 and 2019, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2023 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $381 million, $317 million and $335 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2021		2020		2019
Statutory U.S. federal tax rate	21.0%		21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		1.1		0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	2.3	[1]	0.9	[3]	1.1	[6,7,8]
Equity income or loss	(2.0)		(1.4)		(1.6)
Excess tax benefits on stock-based compensation	(0.5)		(0.8)		(0.9)
Other — net	(0.8)	[2]	(0.5)	[4,5]	(3.8)	[9]
Effective tax rate	21.1%		20.3%		16.7%
1 Includes net tax charges of $375 million (or a 3.0 percent impact on our effective tax rate) related to changes in tax laws in certain foreign jurisdictions, amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other discrete items.
2 Includes a tax benefit of $14 million (or a 1.5 percent impact on our effective tax rate) associated with the $834 million gain recorded upon the acquisition of the remaining ownership interest in BodyArmor. Refer to Note 2.
3 Includes net tax charges of $110 million (or a 1.1 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon audit issues.
4 Includes net tax expense of $431 million (or a 4.4 percent impact on our effective tax rate) primarily related to changes in judgment on specific tax positions due to the Opinion and amounts required to be recorded for changes to other uncertain tax positions, including interest and penalties. Also includes a tax benefit of $107 million (or a 1.1 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $135 million (or a 1.4 percent impact on our effective tax rate) related to domestic return to provision adjustments and other tax items.
5 Includes a tax benefit of $40 million (or a 2.4 percent impact on our effective tax rate) associated with the $902 million gain recorded upon the acquisition of the remaining ownership interest in fairlife. Refer to Note 2.
6 Includes net tax charges of $199 million (or a 1.9 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other agreed-upon audit issues.
7 Includes the impact of pretax charges of $710 million (or a 1.2 percent impact on our effective tax rate) related to the impairment of certain of our equity method investees.
8 Includes a tax benefit of $199 million (or a 1.5 percent impact on our effective tax rate) recorded as a result of CCBA no longer qualifying as a discontinued operation. Refer to Note 2.
9 Includes a net tax benefit of $184 million (or a 1.7 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, a tax benefit of $145 million (or a 1.4 percent impact on our effective tax rate) related to changes in our assessment of certain valuation allowances and a net tax benefit of $89 million (or a 0.8 percent impact on our effective tax rate) related to domestic return to provision adjustments as well as other agreed-upon audit issues.
As of December 31, 2021, we have not recorded incremental income taxes for any additional outside basis differences of approximately $5.1 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
The Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Reform Act require the Company to include in its U.S. income tax return each foreign subsidiary’s earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. We have elected to account for the tax effects of these provisions in the period that is subject to such tax and the impact is reflected in our full year provision.
The Company and its subsidiaries file income tax returns in all applicable jurisdictions, including the U.S. federal jurisdiction, U.S. state jurisdictions and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to U.S. state jurisdictions and foreign jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2006. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of Coca‑Cola Enterprises Inc.’s former North America business that were generated from the years of 1990 through 2010 are subject to adjustments until the year in which they are actually utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for in accordance with the applicable accounting guidance.

On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 11.
As of December 31, 2021, the gross amount of unrecognized tax benefits was $906 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $600 million, exclusive of any benefits related to interest and penalties. The remaining $306 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2021	2020		2019
Balance of unrecognized tax benefits at beginning of year	$915	$392		$336
Increase related to prior period tax positions	9	528	[1]	204	[2]
Decrease related to prior period tax positions	(50)	(1)		—
Increase related to current period tax positions	37	26		29
Decrease related to settlements with taxing authorities	(4)	(19)		(174)	[3]
Effect of foreign currency translation	(1)	(11)		(3)
Balance of unrecognized tax benefits at end of year	$906	$915		$392
1 The increase was primarily related to a change in judgment on certain tax positions due to the Opinion. Refer to Note 11.
2 The increase was primarily related to a change in judgment about the Company’s tax positions with several foreign jurisdictions.
3 The decrease was primarily related to a change in judgment about one of the Company’s tax positions that became certain as a result of settlement of a matter in the United States.
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes on our consolidated statement of income. The Company had $453 million, $391 million and $201 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2021, 2020 and 2019, respectively. Of these amounts, expense of $62 million, $190 million and $11 million was recognized in 2021, 2020 and 2019, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect any changes will have a significant impact on our consolidated statement of income or consolidated balance sheet. These changes may be the result of settlements of ongoing audits, statute of limitations expiring or final settlements in transfer pricing matters that are the subject of litigation. Currently, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2021	2020
Deferred tax assets:
Property, plant and equipment	$36	$44
Trademarks and other intangible assets	1,910	2,214
Equity method investments (including net foreign currency translation adjustments)	595	580
Derivative financial instruments	215	523
Other liabilities	1,255	1,401
Benefit plans	670	893
Net operating/capital loss carryforwards	280	320
Other	377	391
Gross deferred tax assets	5,338	6,366
Valuation allowances	(401)	(406)
Total deferred tax assets	$4,937	$5,960
Deferred tax liabilities:
Property, plant and equipment	$(721)	$(837)
Trademarks and other intangible assets	(1,783)	(1,661)
Equity method investments (including net foreign currency translation adjustments)	(1,619)	(1,533)
Derivative financial instruments	(500)	(435)
Other liabilities	(315)	(402)
Benefit plans	(527)	(321)
Other	(164)	(144)
Total deferred tax liabilities	$(5,629)	$(5,333)
Net deferred tax assets (liabilities)	$(692)	$627
As of December 31, 2021 and 2020, we had net deferred tax assets of $0.7 billion and $1.4 billion, respectively, located in countries outside the United States.
As of December 31, 2021, we had $2,313 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $849 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2021	2020	2019
Balance at beginning of year	$406	$303	$419
Additions	25	240	148
Deductions	(30)	(137)	(264)
Balance at end of year	$401	$406	$303
The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards and foreign tax credit carryforwards from operations in various jurisdictions and basis differences in certain equity investments. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.
In 2021, the Company recognized a net decrease of $5 million in its valuation allowances. The decrease was primarily due to net decreases in the deferred tax assets and related valuation allowances on certain equity investments and the changes in net operating losses in the normal course of business.

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
In 2019, the Company recognized a net decrease of $116 million in its valuation allowances. This decrease was primarily due to the reversal of a valuation allowance after considering significant positive evidence on the utilization of certain net operating losses. This decrease was also due to the reversal of a valuation allowance in our U.S. operations related to expenses that were previously determined to be nondeductible and the changes in net operating losses in the normal course of business. The decrease was partially offset by an increase in the valuation allowance due to increases in the deferred tax assets and related valuation allowances on certain equity method investments and an increase due to the acquisition of foreign operations.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2021	2020
Net foreign currency translation adjustments	$(12,595)	$(12,028)
Accumulated net gains (losses) on derivatives	20	(194)
Unrealized net gains (losses) on available-for-sale debt securities	(62)	28
Adjustments to pension and other postretirement benefit liabilities	(1,693)	(2,407)
Accumulated other comprehensive income (loss)	$(14,330)	$(14,601)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2021
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$9,771	$33	$9,804
Other comprehensive income:
Net foreign currency translation adjustments	(567)	(132)	(699)
Net gains (losses) on derivatives[1]	214	—	214
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(90)	—	(90)
Net change in pension and other postretirement benefit liabilities[3]	714	(2)	712
Total comprehensive income	$10,042	$(101)	$9,941
1 Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 13 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2021
Foreign currency translation adjustments:
Translation adjustments arising during the year	$263	$19	$282
Reclassification adjustments recognized in net income	257	—	257
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,798)	—	(1,798)
Gains (losses) on net investment hedges arising during the year[1]	918	(230)	688
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$(356)	$(211)	$(567)
Derivatives:
Gains (losses) arising during the year	$160	$(41)	$119
Reclassification adjustments recognized in net income	124	(29)	95
Net gains (losses) on derivatives[1]	$284	$(70)	$214
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(141)	$48	$(93)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(137)	$47	$(90)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$653	$(138)	$515
Reclassification adjustments recognized in net income	265	(66)	199
Net change in pension and other postretirement benefit liabilities[3]	$918	$(204)	$714
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$709	$(438)	$271

2020
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(2,223)	$150	$(2,073)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,133	—	2,133
Gains (losses) on net investment hedges arising during the year[1]	(1,094)	273	(821)
Net foreign currency translation adjustments	$(1,181)	$423	$(758)
Derivatives:
Gains (losses) arising during the year	$(54)	$13	$(41)
Reclassification adjustments recognized in net income	74	(18)	56
Net gains (losses) on derivatives[1]	$20	$(5)	$15
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(64)	$22	$(42)
Reclassification adjustments recognized in net income	(7)	2	(5)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(71)	$24	$(47)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(560)	$138	$(422)
Reclassification adjustments recognized in net income	206	(51)	155
Net change in pension and other postretirement benefit liabilities[3]	$(354)	$87	$(267)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,586)	$529	$(1,057)

	Before-Tax Amount	Income Tax	After-Tax Amount
2019
Foreign currency translation adjustments:
Translation adjustments arising during the year	$52	$(54)	$(2)
Reclassification adjustments recognized in net income	192	—	192
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(307)	—	(307)
Gains (losses) on net investment hedges arising during the year[1]	195	(49)	146
Net foreign currency translation adjustments	$132	$(103)	$29
Derivatives:
Gains (losses) arising during the year	$(225)	$49	$(176)
Reclassification adjustments recognized in net income	163	(41)	122
Net gains (losses) on derivatives[1]	$(62)	$8	$(54)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$47	$(4)	$43
Reclassification adjustments recognized in net income	(31)	6	(25)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$16	$2	$18
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(379)	$105	$(274)
Reclassification adjustments recognized in net income	151	(36)	115
Net change in pension and other postretirement benefit liabilities[3]	$(228)	$69	$(159)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(142)	$(24)	$(166)
1Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3Refer to Note 13 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2021 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$261
	Income before income taxes	261
	Income taxes	—
	Consolidated net income	$261
Derivatives:
Foreign currency contracts	Net operating revenues	$77
Foreign currency and commodity contracts	Cost of goods sold	10
Foreign currency contracts	Other income (loss) — net	(74)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	8
Foreign currency and interest rate contracts	Interest expense	103
	Income before income taxes	124
	Income taxes	(29)
	Consolidated net income	$95
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$4
	Income before income taxes	4
	Income taxes	(1)
	Consolidated net income	$3
Pension and other postretirement benefit liabilities:
Settlement charges[2]	Other income (loss) — net	$117
Curtailment charges (credits)[2]	Other income (loss) — net	(2)
Recognized net actuarial loss	Other income (loss) — net	150
Recognized prior service cost (credit)	Other income (loss) — net	(2)
Divestitures, deconsolidations and other[1]	Other income (loss) — net	2
	Income before income taxes	265
	Income taxes	(66)
	Consolidated net income	$199
1 Refer to Note 2.
2 The settlement charges and curtailment credits were related to our strategic realignment initiatives. Refer to Note 13 and Note 18.
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

Recurring Fair Value Measurements
In accordance with U.S. GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity securities with readily determinable fair values, debt securities classified as trading or available-for-sale, derivative financial instruments and our contingent consideration liability. Additionally, the Company adjusts the carrying value of certain long-term debt as a result of the Company’s fair value hedging strategy.
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
Derivative Financial Instruments
The fair values of our futures contracts are primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments are based on the closing contract prices as of the balance sheet date and are classified as Level 1.
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
Included in the fair values of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on current credit default swap (“CDS”) rates applied to each contract, by counterparty. We use our counterparty’s CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair values of our derivative instruments.
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,372	$230	$17		$104	$—		$2,723
Debt securities[1]	—	1,556	33		—	—		1,589
Derivatives[2]	69	588	—		—	(459)	[6]	198	[8]
Total assets	$2,441	$2,374	$50		$104	$(459)		$4,510
Liabilities:
Contingent consideration liability	$—	$—	$590	[5]	$—	$—		$590
Derivatives[2]	—	96	—		—	(82)	[7]	14	[8]
Total liabilities	$—	$96	$590		$—	$(82)		$604
1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2Refer to Note 5 for additional information related to the composition of our derivative portfolio.
3Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
4Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
5Refer to Note 2 for additional information related to the contingent consideration liability resulting from the fairlife acquisition.
6The Company is obligated to return $331 million in cash collateral it has netted against its derivative position.

7The Company does not have the right to reclaim any cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $198 million in the line item other noncurrent assets and $14 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.

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
3Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
4Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There are no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
5Refer to Note 2 for additional information related to the contingent consideration liability resulting from the fairlife acquisition.
6The Company is obligated to return $546 million in cash collateral it has netted against its derivative position.
7The Company does not have the right to reclaim any cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $229 million in the line item other noncurrent assets, $9 million in the line item accounts payable and accrued expenses and $1 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2021 and 2020.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2021 and 2020.
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

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2021		2020
Assets held for sale	$(266)	[1]	$—
Other-than-temporary impairment charges	—		(290)	[3]
Impairment of intangible assets	(78)	[2]	(215)	[4]
Impairment of equity investment without a readily determinable fair value	—		(26)	[5]
Total	$(344)		$(531)
1The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recorded charges of $266 million in the line item other income (loss) — net in our consolidated statement of income related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, primarily impacted the line item property, plant and equipment in our consolidated balance sheet.
2The Company recorded an impairment charge of $78 million related to a trademark in Europe, which was driven by a change in the long-term outlook on the licensing arrangement for a certain brand. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3During the year ended December 31, 2020, the Company recorded an other-than-temporary impairment charge of $252 million related to CCBJHI, an equity method investee. Based on the length of time and the extent to which the market value of our investment in CCBJHI was less than our carrying value and the financial condition and near-term prospects of the issuer, management determined that the decline in fair value was other than temporary in nature. This impairment charge was determined using the quoted market price (a Level 1 measurement) of CCBJHI. The Company also recorded an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4The Company recorded impairment charges of $160 million related to its Odwalla trademark in North America, as the Company decided in June 2020 to discontinue its Odwalla juice business. The Company also recorded an impairment charge of $55 million related to a trademark in North America, which was driven by the impact of the COVID-19 pandemic, revised projections of future operating results and a change in brand focus in the Company’s portfolio. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
5The Company recorded an impairment charge of $26 million related to an investment in an equity security without a readily determinable fair value. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Fair Value Measurements for Pension and Other Postretirement Benefit Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheet but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company’s future net periodic benefit cost or income as well as amounts recognized in our consolidated balance sheet. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension and other postretirement benefit plans.

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2021								December 31, 2020
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2		Level 3		Other	[1]	Total
Cash and cash equivalents	$479	$26		$—		$—		$505	$558	$120		$—		$—		$678
Equity securities:
U.S.-based companies	2,382	22		27		—		2,431	2,123	12		4		—		2,139
International-based companies	1,684	22		—		—		1,706	1,694	32		—		—		1,726
Fixed-income securities:
Government bonds	—	677		—		—		677	—	637		—		—		637
Corporate bonds and debt securities	—	994		29		—		1,023	—	1,011		31		—		1,042
Mutual, pooled and commingled funds	36	283		—		531	[4]	850	44	268		—		502	[4]	814
Hedge funds/limited partnerships	—	—		—		720	[5]	720	—	—		—		622	[5]	622
Real estate	—	—		—		389	[6]	389	—	—		—		332	[6]	332
Derivative financial instruments	—	(9)	[2]	—		—		(9)	—	(15)	[2]	—		—		(15)
Other	—	—		283	[3]	330	[7]	613	—	—		302	[3]	362	[7]	664
Total	$4,581	$2,015		$339		$1,970		$8,905	$4,419	$2,065		$337		$1,818		$8,639
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
5This class of assets includes hedge funds that can be subject to redemption restrictions, ranging from monthly to semiannually, with a redemption notice period of up to one year and/or initial lock-up periods of up to three years, and private equity funds that are primarily closed-end funds in which the Company’s investments are generally not eligible for redemption. Distributions from these private equity funds will be received as the underlying assets are liquidated or distributed.
6This class of assets includes funds invested in real estate, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation and can be subject to redemption restrictions, ranging from quarterly to semiannually, with a redemption notice period of up to 90 days.
7Primarily includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semiannual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Other	[1]	Total
2020
Balance at beginning of year	$21	$40	$273		$334
Actual return on plan assets	—	1	6		7
Purchases, sales and settlements — net	(18)	(17)	4		(31)
Transfers into Level 3 — net	1	7	—		8
Net foreign currency translation adjustments	—	—	19		19
Balance at end of year	$4	$31	$302		$337
2021
Balance at beginning of year	$4	$31	$302		$337
Actual return on plan assets	21	(3)	(6)		12
Purchases, sales and settlements — net	2	7	(2)		7
Transfers into Level 3 — net	—	(6)	—		(6)
Net foreign currency translation adjustments	—	—	(11)		(11)
Balance at end of year	$27	$29	$283		$339
1Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$32	$1	$—	$33	$29	$1	$—	$30
Equity securities:
U.S.-based companies	183	1	—	184	169	1	—	170
International-based companies	12	—	—	12	12	—	—	12
Fixed-income securities:
Government bonds	—	3	—	3	—	3	—	3
Corporate bonds and debt securities	—	82	—	82	—	80	—	80
Mutual, pooled and commingled funds	—	85	2	87	—	84	2	86
Hedge funds/limited partnerships	—	—	9	9	—	—	7	7
Real estate	—	—	5	5	—	—	4	4
Other	—	—	4	4	—	—	4	4
Total	$227	$172	$20	$419	$210	$169	$17	$396
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,454 million and $40,311 million, respectively. As of December 31, 2020, the carrying value and fair value of our long-term debt, including the current portion, were $40,610 million and $43,218 million, respectively.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2021, the Company recorded other operating charges of $846 million. These charges primarily consisted of $369 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $146 million related to the Company’s strategic realignment initiatives, $119 million related to the BodyArmor acquisition, which includes various transition and transaction costs, distributor termination fees, employee retention costs and the amortization of noncompete agreements, and $115 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included an impairment charge of $78 million related to a trademark in Europe, charges of $15 million related to tax litigation and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
In 2020, the Company recorded other operating charges of $853 million. These charges primarily consisted of $413 million related to the Company’s strategic realignment initiatives and $99 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included impairment charges of $160 million related to the Odwalla trademark and net charges of $33 million related to discontinuing the Odwalla juice business. Other operating charges also included an impairment charge of $55 million related to a trademark in North America. In addition, other operating charges included $51 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and net charges of $16 million related to the restructuring of our manufacturing operations in the United States.
In 2019, the Company recorded other operating charges of $458 million. These charges included $264 million related to the Company’s productivity and reinvestment program and $42 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $46 million of transaction costs associated with the purchase of Costa, which we acquired in January 2019, and $95 million for costs incurred to refranchise certain of our North America bottling operations. These costs included, among other items, internal and external costs for individuals directly working on the refranchising efforts, severance, and costs associated with the implementation of information technology systems to facilitate consistent data standards and availability throughout our bottling systems.
Refer to Note 2 for additional information on the acquisitions of BodyArmor, fairlife and Costa. Refer to Note 11 for additional information related to the tax litigation. Refer to Note 16 for additional information on the impairment charges. Refer to Note 18 for additional information on the Company’s strategic realignment initiatives and productivity and reinvestment program. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the years ended December 31, 2021 and 2020, the Company recorded charges of $650 million and $484 million, respectively, related to the extinguishment of long-term debt. Refer to Note 10.
Equity Income (Loss) — Net
The Company recorded net charges of $13 million, $216 million and $100 million in equity income (loss) — net during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.

Other Income (Loss) — Net
During 2021, the Company recognized a gain of $834 million in conjunction with the BodyArmor acquisition, a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee, and a net gain of $114 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Additionally, the Company recognized a net gain of $467 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension plan settlement charges of $117 million related to our strategic realignment initiatives.
During 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, a net gain of $148 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $35 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. These gains were partially offset by an other-than-temporary impairment charge of $252 million related to CCBJHI, an equity method investee, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and a net loss of $55 million related to economic hedging activities. The Company also recorded net charges of $25 million related to the restructuring of our manufacturing operations in the United States and pension and other postretirement benefit plan settlement and curtailment charges of $14 million related to the Company’s strategic realignment initiatives.
During 2019, the Company recognized a gain of $739 million on the sale of a retail and office building in New York City. The Company also recognized a net gain of $250 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $73 million related to the refranchising of certain bottling operations in India and a gain of $39 million related to the sale of a portion of our ownership interest in Andina. These gains were partially offset by other-than-temporary impairment charges of $406 million related to CCBJHI, an equity method investee, $255 million related to certain equity method investees in the Middle East, $57 million related to one of our equity method investees in North America and $49 million related to one of our equity method investees in Latin America. The Company also recorded an adjustment to reduce the carrying amount of CCBA’s fixed assets and definite-lived intangible assets by $160 million and recognized a $118 million net loss in conjunction with our acquisition of the remaining ownership interest in CHI. Additionally, the Company recorded net charges of $105 million primarily related to post-closing adjustments as contemplated by the related agreements associated with the refranchising of certain bottling territories in North America.
Refer to Note 2 for additional information on the acquisitions of BodyArmor, fairlife and CHI, the sale of our ownership interest in CCA, the sale of a portion of our ownership interest in Andina, the refranchising activity in India, and the CCBA asset adjustment. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 5 for additional information on our economic hedging activities. Refer to Note 16 for additional information on the impairment charges and charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 18 for additional information on the Company’s strategic realignment initiatives. Refer to Note 19 for the impact these items had on our operating segments and Corporate.
NOTE 18: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company has transformed into a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We created new operating units effective January 1, 2021, which are focused on regional and local execution. The operating units, which sit under the four existing geographic operating segments, are highly interconnected, with more consistency in their structure and a focus on eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas while staying close to the consumer. The global marketing category leadership teams primarily focus on innovation as well as marketing efficiency and effectiveness. The organizational structure also includes a center and a platform services organization. Refer to Note 19 for additional information on our organizational structure.

The Company has incurred total pretax expenses of $690 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 19 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. These initiatives were substantially complete as of December 31, 2021.
The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2020
Costs incurred	$386		$37	$4	$427
Payments	(170)		(36)	(1)	(207)
Noncash and exchange	(35)	[1]	—	—	(35)
Accrued balance at end of year	$181		$1	$3	$185
2021
Accrued balance at beginning of year	$181		$1	$3	$185
Costs incurred	224		37	2	263
Payments	(265)		(35)	(3)	(303)
Noncash and exchange	(120)	[1]	(2)	—	(122)
Accrued balance at end of year	$20		$1	$2	$23
1Includes stock-based compensation modifications, pension settlement charges, and other postretirement benefit plan curtailment charges. Refer to Note 12 and Note 13.
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program was expanded multiple times, with the last expansion occurring in April 2017. While we expect most of the remaining initiatives included in this program, which are primarily designed to further simplify and standardize our organization, to be completed by the end of 2023, certain initiatives may extend into 2024.
The Company has incurred total pretax expenses of $4,044 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily include costs associated with outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2019
Accrued balance at beginning of year	$76	$10	$4	$90
Costs incurred	36	87	141	264
Payments	(57)	(98)	(119)	(274)
Noncash and exchange	3	2	(19)	(14)
Accrued balance at end of year	$58	$1	$7	$66
2020
Accrued balance at beginning of year	$58	$1	$7	$66
Costs incurred	(12)	69	42	99
Payments	(29)	(70)	(36)	(135)
Noncash and exchange	(2)	—	(11)	(13)
Accrued balance at end of year	$15	$—	$2	$17
2021
Accrued balance at beginning of year	$15	$—	$2	$17
Costs incurred	4	97	14	115
Payments	(6)	(97)	(14)	(117)
Noncash and exchange	(1)	—	3	2
Accrued balance at end of year	$12	$—	$5	$17

NOTE 19: OPERATING SEGMENTS
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also includes Corporate, which consists of two components: (1) a center focusing on strategic initiatives, policy, governance and scaling global initiatives; and (2) a platform services organization supporting operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
Segment Products and Services
The business of our Company is primarily nonalcoholic beverages. Our geographic operating segments (Europe, Middle East and Africa; Latin America; North America; and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses as well as fees earned pursuant to distribution coordination agreements between the Company and Monster. Our Bottling Investments operating segment is composed of our consolidated bottling operations, regardless of the geographic location of the bottler. Our Bottling Investments operating segment also includes equity income from the majority of our equity method investees. Our consolidated bottling operations derive the majority of their revenues from the manufacture and sale of finished beverages. Generally, finished product operations produce higher net operating revenues but lower gross profit margins than concentrate operations. Refer to Note 3.
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2021	2020	2019
Concentrate operations	56%	56%	55%
Finished product operations	44	44	45
Total	100%	100%	100%
Method of Determining Segment Income or Loss
Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Our Company manages income taxes and certain treasury-related items, such as interest income and interest expense, on a global basis within Corporate. We evaluate operating segment performance based primarily on net operating revenues and operating income (loss).
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2021	2020	2019
United States	$13,010	$11,281	$11,715
International	25,645	21,733	25,551
Net operating revenues	$38,655	$33,014	$37,266
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2021	2020	2019
United States	$3,420	$3,988	$4,062
International	6,500	6,789	6,776
Property, plant and equipment — net	$9,920	$10,777	$10,838

Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Year Ended December 31, 2021
Net operating revenues:
Third party	$6,564		$4,143	$13,184	$4,682		$2,805	$7,194		$83	$—	$38,655
Intersegment	629		—	6	609		—	9		2	(1,255)	—
Total net operating revenues	7,193		4,143	13,190	5,291		2,805	7,203		85	(1,255)	38,655
Operating income (loss)	3,735		2,534	3,331	2,325		293	473		(2,383)	—	10,308
Interest income	—		—	40	—		10	—		226	—	276
Interest expense	—		—	—	—		—	—		1,597	—	1,597
Depreciation and amortization	76		39	388	49		135	529		236	—	1,452
Equity income (loss) — net	33		9	22	8		(6)	1,071		301	—	1,438
Income (loss) before income taxes	3,821		2,542	3,140	2,350		310	1,596		(1,334)	—	12,425
Identifiable operating assets	7,908	[2]	1,720	25,730	2,355	[3]	7,949	10,312	[2,3]	19,964	—	75,938
Investments[1]	436		594	21	230		—	12,669		4,466	—	18,416
Capital expenditures	35		2	228	65		285	560		192	—	1,367
As of and for the Year Ended December 31, 2020
Net operating revenues:
Third party	$5,534		$3,499	$11,473	$4,213		$1,991	$6,258		$46	$—	$33,014
Intersegment	523		—	4	509		—	7		—	(1,043)	—
Total net operating revenues	6,057		3,499	11,477	4,722		1,991	6,265		46	(1,043)	33,014
Operating income (loss)	3,313		2,116	2,471	2,133		(123)	308		(1,221)	—	8,997
Interest income	—		—	64	—		11	—		295	—	370
Interest expense	—		—	—	—		—	—		1,437	—	1,437
Depreciation and amortization	86		45	439	47		122	551		246	—	1,536
Equity income (loss) — net	31		(72)	—	8		(9)	779		241	—	978
Income (loss) before income taxes	3,379		2,001	2,500	2,158		(120)	898		(1,067)	—	9,749
Identifiable operating assets	8,098	[2]	1,597	19,444	2,073	[3]	7,575	10,521	[2,3]	17,903	—	67,211
Investments[1]	517		603	345	240		4	14,183		4,193	—	20,085
Capital expenditures	27		6	182	20		261	474		207	—	1,177
Year Ended December 31, 2019
Net operating revenues:
Third party	$6,434		$4,118	$11,906	$4,723		$2,560	$7,431		$94	$—	$37,266
Intersegment	624		—	9	604		2	9		—	(1,248)	—
Total net operating revenues	7,058		4,118	11,915	5,327		2,562	7,440		94	(1,248)	37,266
Operating income (loss)	3,551		2,375	2,594	2,282		334	358		(1,408)	—	10,086
Interest income	—		—	65	—		12	—		486	—	563
Interest expense	—		—	—	—		—	—		946	—	946
Depreciation and amortization	86		35	439	31		117	446		211	—	1,365
Equity income (loss) — net	35		(32)	(6)	11		(3)	836		208	—	1,049
Income (loss) before income taxes	3,361		2,288	2,592	2,310		343	716		(824)	—	10,786
Capital expenditures	108		140	392	47		209	836		322	—	2,054
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in South Africa represented 16 percent and 15 percent of consolidated property, plant and equipment — net as of December 31, 2021 and 2020, respectively.
3Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of December 31, 2021 and 2020.

During 2021, 2020 and 2019, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $369 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $115 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $98 million for Corporate and $21 million for North America related to various costs incurred in conjunction with our acquisition of BodyArmor. Refer to Note 2 and Note 17.
•Operating income (loss) and income (loss) before income taxes were reduced by $78 million for Europe, Middle East and Africa related to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $63 million and $61 million, respectively, for Europe, Middle East and Africa, $46 million and $160 million, respectively, for Corporate, $12 million and $14 million, respectively, for Asia Pacific, and $11 million and $12 million, respectively, for Latin America due to the Company’s strategic realignment initiatives. In addition, operating income (loss) and income (loss) before income taxes were both reduced by $14 million for North America and income (loss) before income taxes was reduced by $2 million for Bottling Investments due to the Company’s strategic realignment initiatives. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $52 million and $316 million, respectively, for North America, and income (loss) before income taxes was reduced by $2 million for Corporate related to the restructuring of our manufacturing operations in the United States. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Corporate related to tax litigation expense. Refer to Note 11.
•Income (loss) before income taxes was increased by $834 million for Corporate in conjunction with our acquisition of BodyArmor, which resulted from the remeasurement of our previously held equity interest in BodyArmor to fair value. Refer to Note 2.
•Income (loss) before income taxes was increased by $695 million for Corporate related to the sale of our ownership interest in CCA, an equity method investee. Refer to Note 2.
•Income (loss) before income taxes was increased by $467 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $114 million for Corporate related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Refer to Note 2.
•Income (loss) before income taxes was reduced by $650 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 10.
•Income (loss) before income taxes was reduced by $45 million for Bottling Investments and was increased by $32 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
In 2020, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes for North America were reduced by $160 million related to the impairment of the Odwalla trademark and $33 million related to the cost of discontinuing the Odwalla juice business.
•Operating income (loss) and income (loss) before income taxes were reduced by $145 million and $153 million, respectively, for Corporate, $31 million and $30 million, respectively, for Asia Pacific, $21 million and $26 million, respectively, for Bottling Investments, and $19 million and $21 million, respectively, for Latin America due to the Company’s strategic realignment initiatives. Additionally, operating income (loss) and income (loss) before income taxes were reduced by $115 million for North America, $78 million for Europe, Middle East and Africa and $4 million for Global Ventures due to the Company’s strategic realignment initiatives. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $104 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $5 million for Europe, Middle East and Africa due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 18.
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
•Income (loss) before income taxes was increased by $35 million for Corporate related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Refer to Note 2.
•Income (loss) before income taxes was reduced by $484 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 10.
•Income (loss) before income taxes was reduced by $252 million for Bottling Investments and $38 million for Latin America due to other-than-temporary impairment charges related to certain of our equity method investees. Refer to Note 16.
•Income (loss) before income taxes was reduced by $145 million for Bottling Investments, $70 million for Latin America and $1 million for North America due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $26 million for Corporate due to an impairment charge associated with an investment in an equity security without a readily determinable fair value. Refer to Note 16.
In 2019, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa, $1 million for Latin America, $62 million for North America, $5 million for Bottling Investments and $194 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 18.
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
•Income (loss) before income taxes was reduced by $98 million for Bottling Investments and $2 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2021	2020	2019
(Increase) decrease in trade accounts receivable[1]	$(225)	$882	$(158)
(Increase) decrease in inventories	(135)	99	(183)
(Increase) decrease in prepaid expenses and other current assets	(241)	78	(87)
Increase (decrease) in accounts payable and accrued expenses[2]	2,843	(860)	1,318
Increase (decrease) in accrued income taxes[3]	(566)	(16)	96
Increase (decrease) in other noncurrent liabilities[4]	(351)	507	(620)
Net change in operating assets and liabilities	$1,325	$690	$366
1The increase in trade accounts receivable in 2021 was primarily due to improved business performance. The decrease in trade accounts receivable in 2020 was primarily due to the impact of the COVID-19 pandemic and the start of a trade accounts receivable factoring program. Refer to Note 1 for additional information on the factoring program.
2The increase in accounts payable and accrued expenses in 2021 was primarily driven by an increase in trade accounts payable, higher marketing accruals, BodyArmor acquisition-related accruals and higher annual incentive accruals. The decrease in accounts payable and accrued expenses in 2020 was primarily driven by the impact of the COVID-19 pandemic and lower annual incentive accruals. Refer to Note 2 for information regarding the BodyArmor acquisition.
3The decrease in accrued income taxes in 2021 was primarily driven by increased tax payments in 2021. Refer to Note 14.
4The increase in other noncurrent liabilities in 2020 was primarily due to the increase in income tax reserves related to the litigation with the IRS. Refer to Note 11.

REPORT OF MANAGEMENT
Management’s Responsibility for the Financial Statements
Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this report is consistent with that in the financial statements.
Management of the Company is responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all officers and employees of our Company and subsidiaries. In addition, our Company’s Board of Directors adopted a written Code of Business Conduct for Non-Employee Directors which reflects the same principles and values as our Code of Business Conduct for officers and employees but focuses on matters of relevance to non-employee Directors.
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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of our Company’s Board of Directors, subject to ratification by our Company’s shareowners. Ernst & Young LLP has audited and reported on the consolidated financial statements of The Coca-Cola Company and subsidiaries and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this report.
Audit Committee’s Responsibility
The Audit Committee of our Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Company’s 2022 Proxy Statement.

James R. Quincey	John Murphy
Chairman of the Board of Directors and Chief Executive Officer February 22, 2022	Executive Vice President and Chief Financial Officer February 22, 2022

Kathy Loveless	Mark Randazza
Vice President and Controller February 22, 2022	Vice President, Assistant Controller and Chief Accounting Officer February 22, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
As described in Note 11 and Note 14 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2021, the gross amount of unrecognized tax benefits was $906 million. As described in Note 11, on September 17, 2015 the Company received a Statutory Notice of Deficiency from the Internal Revenue Service for the tax years 2007 through 2009 in the amount of $3.3 billion for the period. On November 18, 2020, the U.S. Tax Court issued an opinion predominantly siding with the IRS related to the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates for tax years 2007 through 2009.
While the Company continues to disagree with the IRS positions and the portions of the opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS could ultimately be upheld. As a result of the application of ASC 740, Accounting for Income Taxes, the Company has recorded a tax reserve of $400 million for this matter as of December 31, 2021.
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
As described in Note 1 to the Company’s consolidated financial statements, the Company performs an annual impairment test of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment test may be qualitative or quantitative. Trademarks with indefinite lives and goodwill were $14.5 billion and $19.4 billion, respectively, as of December 31, 2021.
Auditing the valuation of trademarks with indefinite lives and reporting units with goodwill involved complex judgment due to the significant estimation required in determining the fair value of the trademarks with indefinite lives and related reporting units with goodwill, respectively. Specifically, the fair value estimates were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included sales volume, pricing, royalty rates, long-term growth rates, and cost of capital, as applicable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment tests for trademarks with indefinite lives and reporting units with goodwill. For example, we tested management’s risk assessment process to determine whether to perform a quantitative or qualitative test and management’s review controls over the valuation models and underlying assumptions used to develop such estimates. For impairment tests of reporting units with goodwill, we also tested controls over the determination of the carrying value of the reporting units. We tested the estimated fair values of the trademarks with indefinite lives and reporting units with goodwill based on our risk assessments.
Our audit procedures included, among others, comparing significant judgmental inputs to observable third party and industry sources, considering other observable market transactions, and evaluating the reasonableness of management’s projected financial information by comparing to third party industry projections, third party economic growth projections, and other internal and external data. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value of the trademarks with indefinite lives and reporting units with goodwill and also assessed the historical accuracy of management’s estimates. In addition, we involved specialists to assist in our evaluation of certain significant assumptions used in the Company’s discounted cash flow analyses. We also assessed the Company’s disclosure of its annual impairment tests included in Note 1.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1921.
Atlanta, Georgia
February 22, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

Opinion on Internal Control over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2021 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, “Item 8. Financial Statements and Supplementary Data” in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to Directors under the subheadings “Item 1 Election of Directors,” “Board Membership Criteria,” “Director Nomination Process” and “Biographical Information About Our Director Nominees” under the principal heading “Governance,” the information regarding the Codes of Business Conduct under the subheading “Additional Governance Matters” under the principal heading “Governance,” and the information regarding the Audit Committee under the subheading “Board and Committee Governance” under the principal heading “Governance” in the Company’s 2022 Proxy Statement are incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading “Director Compensation” under the principal heading “Governance,” the information under the subheadings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Tables,” “Payments on Termination or Change in Control” and “Pay Ratio Disclosure” under the principal heading “Compensation,” and the information under the subheading “Annex B — Summary of Plans” under the principal heading “Annexes” in the Company’s 2022 Proxy Statement are incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” and the information under the principal heading “Share Ownership” in the Company’s 2022 Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading “Director Independence and Related Person Transactions” under the principal heading
“Governance” in the Company’s 2022 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading “Item 3 Ratification of the Appointment of Ernst & Young LLP as Independent Auditors” under the principal heading “Audit Matters” in the Company’s 2022 Proxy Statement is incorporated herein by reference.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2021, 2020 and 2019.
Consolidated Balance Sheets — December 31, 2021 and 2020.
Consolidated Statements of Cash Flows — Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
2.Financial Statement Schedules:
The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

EXHIBIT INDEX
(With regard to applicable cross-references in the list of exhibits below, the Company’s Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.’s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300).

3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012 — incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.

3.2
By-Laws of the Company, as amended and restated through April 22, 2020 — incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.

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

4.5
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 25, 2017.

4.6	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.7	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.9	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.10	Form of Note for 0.500% Notes due 2024 — incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on March 9, 2017.
4.11	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.12	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September, 9, 2019.
4.13	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.14	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.18	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.20	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.21	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.23	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.29	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.30	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.31	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.32	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.34	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.35	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.37	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.38	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.39	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.40	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee —incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.41
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 23, 2017.

4.42
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the “1999 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the “2008 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014— incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the “1989 Restricted Stock Award Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4.1
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.2
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.1
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.2
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.7
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.8
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.9
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.10
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.11
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.12
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.13
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.17
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.5.18
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.19
Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.20
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.21
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.6
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the “Supplemental Pension Plan”) — incorporated herein by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.6.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.6.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.6.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.6.4
Amendment Four to the Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.6.5
Amendment Five to the Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.6
Amendment Six to the Supplemental Pension Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.8.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.7.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.2
Amendment Two to The Coca-Cola Company Supplemental 401(k) Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.8
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the “Supplemental Cash Balance Plan”) — incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.8.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.8.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.4
Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.11.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.9
The Coca-Cola Company Directors’ Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.1
The Coca-Cola Company Directors’ Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.9.2
The Coca-Cola Company Directors’ Plan, amended and restated on October 17, 2019, effective January 1, 2020 — incorporated herein by reference to Exhibit 10.11.2 to the Company’s Annual Report on form 10-K for the year ended December 31, 2019.*

10.10
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 (the “Deferred Compensation Plan”) — incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10.1
Amendment Number One to the Deferred Compensation Plan, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.10.2
Amendment Number Two to the Deferred Compensation Plan, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.11
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.12
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the “Benefits Plan for Members of the Board of Directors”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.12.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

10.13
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2020 (the “Severance Pay Plan”) — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.13.1	Amendment One to the Severance Pay Plan, dated May 29, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020.*
10.13.2	Amendment Two to the Severance Pay Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*
10.13.3	Amendment Three to the Severance Pay Plan, dated September 22, 2021.*
10.13.4	Amendment Four to the Severance Pay Plan, dated December 15, 2021.*
10.14
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

10.15	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 18, 2005.
10.16	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2008.*
10.16.1	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.17
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 (the “TCCEC Overseas Retirement Plan”) — incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.17.1
Amendment Number One to the TCCEC Overseas Retirement Plan, dated September 29, 2011 — incorporated herein by reference to Exhibit 10.34.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.17.2
Amendment Number Two to the TCCEC Overseas Retirement Plan, dated November 14, 2011 — incorporated herein by reference to Exhibit 10.34.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.17.3
Amendment Number Three to the TCCEC Overseas Retirement Plan, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.17.4
Amendment Number Four to the TCCEC Overseas Retirement Plan, dated November 18, 2014 — incorporated herein by reference to Exhibit 10.21.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.18
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective January 1, 2011 (the “TCCEC Thrift Plan”) — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.18.1
Amendment Number One to the TCCEC Thrift Plan, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.18.2
Amendment Number Two to the TCCEC Thrift Plan, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.19
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.20	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*
10.20.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.21	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 14, 2012.*
10.22	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014.*
10.22.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2017.*
10.22.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*

10.23	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.24	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2015.*
10.24.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.25
Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.26	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.27	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.27.1	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.28
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.28.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.28.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.28.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.28.4
Letter, dated November 18, 2019, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.40.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.29
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.30
Letter, dated March 22, 2017, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.30.1
Letter, dated December 11, 2019, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.42.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.31
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.32	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.33	Letter, dated October 23, 2017, from the Company to James Dinkins — incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*
10.33.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and James Dinkins, dated August 20, 2020 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2020.*

10.34	Letter, dated October 17, 2018, from the Company to Manuel Arroyo — incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*
10.35
Letter, dated October 17, 2018, from the Company to Nikolaos Koumettis, as further supplemented by Letter, dated February 1, 2019 — incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.36	Letter, dated October 18, 2018, from the Company to Nancy Quan — incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*
10.37	Letter, dated February 14, 2019, from the Company to Lisa Chang — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.38
Letter, dated February 19, 2020, from the Company to Kathy Loveless — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.39
Letter, dated July 15, 2020, from the Company to Bradley Gayton — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.39.1
Consulting Agreement between The Coca-Cola Company and Bradley M. Gayton, dated April 20, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2021.*

10.40
Letter, dated September 14, 2020, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.41
Letter, dated April 23, 2021, from the Company to Monica Howard Douglas — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2021.*

21.1	List of subsidiaries of the Company as of December 31, 2021.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)

By:	/s/ JAMES QUINCEY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 22, 2022	February 22, 2022

/s/ KATHY LOVELESS	/s/ MARK RANDAZZA
Kathy Loveless Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 22, 2022	February 22, 2022

*	*
Herbert A. Allen III Director	Christopher C. Davis Director

February 22, 2022	February 22, 2022

*	*
Marc Bolland Director	Barry Diller Director

February 22, 2022	February 22, 2022

*	*
Ana Botín Director	Helene D. Gayle Director

February 22, 2022	February 22, 2022

*	*
Alexis M. Herman Director	Caroline J. Tsay Director

February 22, 2022	February 22, 2022

*	*
Robert A. Kotick Director	David B. Weinberg Director

February 22, 2022	February 22, 2022

*
Maria Elena Lagomasino Director

February 22, 2022

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 22, 2022