Form 10-Q
period 2022-04-01
COCA COLA CO
filed 2022-04-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 26, 2022
$0.25 Par Value	4,335,028,727

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended
	April 1, 2022	April 2, 2021
Net Operating Revenues	$10,491	$9,020
Cost of goods sold	4,091	3,505
Gross Profit	6,400	5,515
Selling, general and administrative expenses	2,967	2,669
Other operating charges	28	124
Operating Income	3,405	2,722
Interest income	78	66
Interest expense	182	442
Equity income (loss) — net	262	279
Other income (loss) — net	(105)	138
Income Before Income Taxes	3,458	2,763
Income taxes	665	508
Consolidated Net Income	2,793	2,255
Less: Net income (loss) attributable to noncontrolling interests	12	10
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,781	$2,245
Basic Net Income Per Share[1]	$0.64	$0.52
Diluted Net Income Per Share[1]	$0.64	$0.52
Average Shares Outstanding — Basic	4,332	4,307
Effect of dilutive securities	25	23
Average Shares Outstanding — Diluted	4,357	4,330
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	April 1, 2022	April 2, 2021
Consolidated Net Income	$2,793	$2,255
Other Comprehensive Income:
Net foreign currency translation adjustments	1,009	4
Net gains (losses) on derivatives	64	104
Net change in unrealized gains (losses) on available-for-sale debt securities	(35)	(60)
Net change in pension and other postretirement benefit liabilities	85	420
Total Comprehensive Income	3,916	2,723
Less: Comprehensive income (loss) attributable to noncontrolling interests	145	10
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$3,771	$2,713
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	April 1, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$7,681	$9,684
Short-term investments	736	1,242
Total Cash, Cash Equivalents and Short-Term Investments	8,417	10,926
Marketable securities	1,939	1,699
Trade accounts receivable, less allowances of $512 and $516, respectively	4,641	3,512
Inventories	3,741	3,414
Prepaid expenses and other current assets	3,418	2,994
Total Current Assets	22,156	22,545
Equity method investments	18,198	17,598
Other investments	788	818
Other noncurrent assets	6,392	6,731
Deferred income tax assets	2,006	2,129
Property, plant and equipment, less accumulated depreciation of $9,104 and $8,942, respectively	9,784	9,920
Trademarks with indefinite lives	14,388	14,465
Goodwill	19,598	19,363
Other intangible assets	754	785
Total Assets	$94,064	$94,354
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$13,272	$14,619
Loans and notes payable	3,610	3,307
Current maturities of long-term debt	1,039	1,338
Accrued income taxes	866	686
Total Current Liabilities	18,787	19,950
Long-term debt	37,052	38,116
Other noncurrent liabilities	8,252	8,607
Deferred income tax liabilities	3,132	2,821
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,388	18,116
Reinvested earnings	69,969	69,094
Accumulated other comprehensive income (loss)	(13,340)	(14,330)
Treasury stock, at cost — 2,709 and 2,715 shares, respectively	(51,932)	(51,641)
Equity Attributable to Shareowners of The Coca-Cola Company	24,845	22,999
Equity attributable to noncontrolling interests	1,996	1,861
Total Equity	26,841	24,860
Total Liabilities and Equity	$94,064	$94,354
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	April 1, 2022	April 2, 2021
Operating Activities
Consolidated net income	$2,793	$2,255
Depreciation and amortization	324	366
Stock-based compensation expense	87	58
Deferred income taxes	41	377
Equity (income) loss — net of dividends	(247)	(250)
Foreign currency adjustments	100	(20)
Significant (gains) losses — net	25	1
Other operating charges	38	69
Other items	(70)	157
Net change in operating assets and liabilities	(2,468)	(1,377)
Net Cash Provided by Operating Activities	623	1,636
Investing Activities
Purchases of investments	(835)	(1,466)
Proceeds from disposals of investments	1,323	1,375
Acquisitions of businesses, equity method investments and nonmarketable securities	(5)	(4)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	218	2
Purchases of property, plant and equipment	(217)	(216)
Proceeds from disposals of property, plant and equipment	16	11
Other investing activities	(354)	17
Net Cash Provided by (Used in) Investing Activities	146	(281)
Financing Activities
Issuances of debt	1,052	5,588
Payments of debt	(1,045)	(3,044)
Issuances of stock	449	183
Purchases of stock for treasury	(546)	(104)
Dividends	(1,906)	(1,810)
Other financing activities	(979)	(449)
Net Cash Provided by (Used in) Financing Activities	(2,975)	364
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	173	(18)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(2,033)	1,701
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,025	7,110
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	7,992	8,811
Less: Restricted cash and restricted cash equivalents at end of period	311	327
Cash and Cash Equivalents at End of Period	$7,681	$8,484
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2021.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2022 and the first quarter of 2021 ended on April 1, 2022 and April 2, 2021, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	April 1, 2022	December 31, 2021
Cash and cash equivalents	$7,681	$9,684
Restricted cash and restricted cash equivalents included in other noncurrent assets[1,2]	311	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,992	$10,025
1Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
2Restricted cash and restricted cash equivalents include amounts related to assets held for sale. Refer to Note 2.

	April 2, 2021	December 31, 2020
Cash and cash equivalents	$8,484	$6,795
Restricted cash and restricted cash equivalents included in other noncurrent assets[1]	327	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,811	$7,110
1Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $5 million and $4 million during the three months ended April 1, 2022 and April 2, 2021, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended April 1, 2022 and April 2, 2021 totaled $218 million and $2 million, respectively. In 2022, we sold our ownership interest in one of our equity method investments for cash proceeds of $123 million. We recognized a net gain of $13 million as a result of the sale, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
The Company had certain bottling operations in Asia Pacific that met the criteria to be classified as held for sale. As a result, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying value. These assets and liabilities were included in the Bottling Investments operating segment. The Company expects these bottling operations to be refranchised during the second half of 2022.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

	April 1, 2022	December 31, 2021
Cash, cash equivalents and short-term investments	$220	$228
Trade accounts receivable, less allowances	15	21
Inventories	50	55
Prepaid expenses and other current assets	42	36
Other noncurrent assets	36	9
Deferred income tax assets	6	6
Property, plant and equipment — net	287	282
Goodwill	36	37
Assets held for sale	$692	$674
Accounts payable and accrued expenses	$137	$139
Accrued income taxes	5	4
Other noncurrent liabilities	9	9
Deferred income tax liabilities	5	5
Liabilities held for sale	$156	$157

NOTE 3: NET OPERATING REVENUES
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended April 1, 2022
Concentrate operations	$1,641	$4,083	$5,724
Finished product operations	1,882	2,885	4,767
Total	$3,523	$6,968	$10,491
Three Months Ended April 2, 2021
Concentrate operations	$1,410	$3,572	$4,982
Finished product operations	1,483	2,555	4,038
Total	$2,893	$6,127	$9,020
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
April 1, 2022
Marketable securities	$357	$—
Other investments	745	43
Other noncurrent assets	1,493	—
Total equity securities	$2,595	$43
December 31, 2021
Marketable securities	$376	$—
Other investments	771	47
Other noncurrent assets	1,576	—
Total equity securities	$2,723	$47
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Net gains (losses) recognized during the period related to equity securities	$(100)	$155
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(132)	14
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$32	$141

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
April 1, 2022
Trading securities	$41	$—	$(1)	$40
Available-for-sale securities	1,933	25	(165)	1,793
Total debt securities	$1,974	$25	$(166)	$1,833
December 31, 2021
Trading securities	$39	$1	$—	$40
Available-for-sale securities	1,648	33	(132)	1,549
Total debt securities	$1,687	$34	$(132)	$1,589
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	April 1, 2022		December 31, 2021
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$40	$1,542	$40	$1,283
Other noncurrent assets	—	251	—	266
Total debt securities	$40	$1,793	$40	$1,549
The contractual maturities of these available-for-sale debt securities as of April 1, 2022 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$70	$68
After 1 year through 5 years	1,649	1,504
After 5 years through 10 years	43	57
After 10 years	171	164
Total	$1,933	$1,793
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Gross gains	$1	$1
Gross losses	(5)	(4)
Proceeds	231	158
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,580 million and $1,670 million as of April 1, 2022 and December 31, 2021, respectively, which are classified in the line item other noncurrent assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	April 1, 2022	December 31, 2021
Raw materials and packaging	$2,274	$2,133
Finished goods	1,165	982
Other	302	299
Total inventories	$3,741	$3,414
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$189	$151
Foreign currency contracts	Other noncurrent assets	66	27
Interest rate contracts	Prepaid expenses and other current assets	—	1
Interest rate contracts	Other noncurrent assets	—	282
Total assets		$255	$461
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$40	$15
Foreign currency contracts	Other noncurrent liabilities	38	17
Interest rate contracts	Other noncurrent liabilities	442	14
Total liabilities		$520	$46
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
2Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$90	$53
Foreign currency contracts	Other noncurrent assets	11	—
Commodity contracts	Prepaid expenses and other current assets	270	131
Commodity contracts	Other noncurrent assets	18	3
Other derivative instruments	Prepaid expenses and other current assets	20	9
Total assets		$409	$196
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$68	$34
Foreign currency contracts	Other noncurrent liabilities	1	9
Commodity contracts	Accounts payable and accrued expenses	—	6
Commodity contracts	Other noncurrent liabilities	3	1
Total liabilities		$72	$50
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
2Refer to Note 15 for additional information related to the estimated fair value.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $7,569 million and $7,399 million as of April 1, 2022 and December 31, 2021, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $1,524 million and $1,994 million as of April 1, 2022 and December 31, 2021.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified for this program was $10 million as of December 31, 2021. As of April 1, 2022, we did not have any commodity futures contracts nor other derivative instruments on various commodities designated as a cash flow hedge.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company enters into interest rate swap agreements and designates these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. As of April 1, 2022 and December 31, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended April 1, 2022
Foreign currency contracts	$81	Net operating revenues	$8
Foreign currency contracts	6	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(5)	Other income (loss) — net	(11)
Total	$82		$(3)
Three Months Ended April 2, 2021
Foreign currency contracts	$(23)	Net operating revenues	$(23)
Foreign currency contracts	(5)	Cost of goods sold	(1)
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	87	Other income (loss) — net	66
Interest rate contracts	121	Interest expense	(5)
Total	$180		$36
As of April 1, 2022, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $93 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $11,717 million and $12,113 million as of April 1, 2022 and December 31, 2021, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		April 1, 2022	April 2, 2021
Interest rate contracts	Interest expense	$(711)	$(395)
Fixed-rate debt	Interest expense	709	396
Net impact to interest expense		$(2)	$1
Net impact of fair value hedging instruments		$(2)	$1
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021	April 1, 2022	December 31, 2021
Current maturities of long-term debt	$—	$200	$—	$1	$—	$—
Long-term debt	11,443	12,353	(445)	255	220	228
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	April 1, 2022	December 31, 2021	April 1, 2022	April 2, 2021
Foreign currency contracts	$54	$40	$(6)	$(8)
Foreign currency denominated debt	12,457	12,812	355	483
Total	$12,511	$12,852	$349	$475
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended April 1, 2022 and April 2, 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended April 1, 2022 and April 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,623 million and $4,258 million as of April 1, 2022 and December 31, 2021, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional value of derivatives related to our economic hedges of this type was $200 million as of December 31, 2021. As of April 1, 2022, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $859 million and $908 million as of April 1, 2022 and December 31, 2021, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		April 1, 2022	April 2, 2021
Foreign currency contracts	Net operating revenues	$(15)	$(1)
Foreign currency contracts	Cost of goods sold	13	(8)
Foreign currency contracts	Other income (loss) — net	42	(28)
Interest rate contracts	Interest expense	—	(187)
Commodity contracts	Cost of goods sold	160	82
Other derivative instruments	Selling, general and administrative expenses	(3)	8
Other derivative instruments	Other income (loss) — net	—	(3)
Total		$197	$(137)
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the three months ended April 1, 2022, the Company retired upon maturity fixed interest rate U.S. dollar-denominated debentures of $288 million with an interest rate of 8.500 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 1, 2022, we were contingently liable for guarantees of indebtedness owed by third parties of $567 million, of which $87 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.

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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 1, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of April 1, 2022 to $410 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.0 billion (including interest accrued through April 1, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $228 million and $229 million as of April 1, 2022 and December 31, 2021, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	April 1, 2022	December 31, 2021
Net foreign currency translation adjustments	$(11,719)	$(12,595)
Accumulated net gains (losses) on derivatives	84	20
Unrealized net gains (losses) on available-for-sale debt securities	(97)	(62)
Adjustments to pension and other postretirement benefit liabilities	(1,608)	(1,693)
Accumulated other comprehensive income (loss)	$(13,340)	$(14,330)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended April 1, 2022
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$2,781	$12	$2,793
Other comprehensive income:
Net foreign currency translation adjustments	876	133	1,009
Net gains (losses) on derivatives[1]	64	—	64
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(35)	—	(35)
Net change in pension and other postretirement benefit liabilities	85	—	85
Total comprehensive income (loss)	$3,771	$145	$3,916
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended April 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,324	$(240)	$1,084
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(670)	—	(670)
Gains (losses) on net investment hedges arising during the period[1]	349	(87)	262
Net foreign currency translation adjustments	$1,203	$(327)	$876
Derivatives:
Gains (losses) arising during the period	$83	$(21)	$62
Reclassification adjustments recognized in net income	3	(1)	2
Net gains (losses) on derivatives[1]	$86	$(22)	$64
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(46)	$8	$(38)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(42)	$7	$(35)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$68	$(4)	$64
Reclassification adjustments recognized in net income	28	(7)	21
Net change in pension and other postretirement benefit liabilities	$96	$(11)	$85
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,343	$(353)	$990
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended April 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$624	$(23)	$601
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(954)	—	(954)
Gains (losses) on net investment hedges arising during the period[1]	475	(118)	357
Net foreign currency translation adjustments	$145	$(141)	$4
Derivatives:
Gains (losses) arising during the period	$174	$(43)	$131
Reclassification adjustments recognized in net income	(36)	9	(27)
Net gains (losses) on derivatives[1]	$138	$(34)	$104
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(92)	$30	$(62)
Reclassification adjustments recognized in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(89)	$29	$(60)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$453	$(109)	$344
Reclassification adjustments recognized in net income	101	(25)	76
Net change in pension and other postretirement benefit liabilities	$554	$(134)	$420
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$748	$(280)	$468
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

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended April 1, 2022
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$200
	Income before income taxes	200
	Income taxes	—
	Consolidated net income	$200
Derivatives:
Foreign currency contracts	Net operating revenues	$(8)
Foreign currency contracts	Cost of goods sold	(1)
Foreign currency contracts	Interest expense	1
Foreign currency contracts	Other income (loss) — net	11
	Income before income taxes	3
	Income taxes	(1)
	Consolidated net income	$2
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$4
	Income before income taxes	4
	Income taxes	(1)
	Consolidated net income	$3
Pension and other postretirement benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$29
Recognized prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	28
	Income taxes	(7)
	Consolidated net income	$21
1Related to the sale of our ownership interest in one of our equity method investments and the issuance of additional shares of stock by one of our equity method investees. Refer to Note 2 and Note 15, respectively.

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended April 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2021	4,325	$24,860	$69,094	$(14,330)	$1,760	$18,116	$(51,641)	$1,861
Comprehensive income (loss)	—	3,916	2,781	990	—	—	—	145
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.44 per share)	—	(1,906)	(1,906)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Acquisition of interests held by noncontrolling owners	—	(1)	—	—	—	—	—	(1)
Purchases of treasury stock	(8)	(471)	—	—	—	—	(471)	—
Impact related to stock-based compensation plans	14	451	—	—	—	271	180	—
Other activities	—	1	—	—	—	1	—	—
April 1, 2022	4,331	$26,841	$69,969	$(13,340)	$1,760	$18,388	$(51,932)	$1,996

			Shareowners of The Coca-Cola Company
Three Months Ended April 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	2,723	2,245	468	—	—	—	10
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,810)	(1,810)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(18)	—	—	—	—	—	(18)
Impact related to stock-based compensation plans	9	134	—	—	—	29	105	—
April 2, 2021	4,311	$22,332	$67,009	$(14,133)	$1,760	$17,630	$(51,911)	$1,977
1Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended April 1, 2022, the Company recorded other operating charges of $28 million. These charges primarily consisted of $22 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $10 million related to the Company’s productivity and reinvestment program and $2 million related to the restructuring of our manufacturing operations in the United States. These charges were partially offset by a net gain of $5 million, which included the reimbursement of distributor termination fees for BA Sports Nutrition, LLC (“BodyArmor”) recorded in the prior year partially offset by various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, and income of $1 million related to the Company’s strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in the prior year.
During the three months ended April 2, 2021, the Company recorded other operating charges of $124 million. These charges primarily consisted of $93 million related to the Company’s strategic realignment initiatives and $18 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $9 million related to tax litigation expense.

Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 for additional information on the fairlife acquisition. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the three months ended April 2, 2021, the Company recorded charges of $58 million related to the extinguishment of long-term debt.
Equity Income (Loss) — Net
During the three months ended April 1, 2022 and April 2, 2021, the Company recorded net gains of $5 million and $37 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended April 1, 2022, the Company recorded a net loss of $104 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock.
During the three months ended April 2, 2021, the Company recognized a net gain of $133 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $54 million related to our strategic realignment initiatives.
Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on one of our equity method investees issuing additional shares of its stock. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
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
During the three months ended April 1, 2022 and April 2, 2021, the Company incurred expenses of $10 million and $18 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of these initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,054 million related to this program since it commenced.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Service cost	$22	$24	$2	$2
Interest cost	51	44	4	4
Expected return on plan assets[1]	(149)	(151)	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss	29	47	—	1
Net periodic benefit cost (income)	(47)	(36)	1	2
Settlement charges[2]	—	54	—	—
Total cost (income)	$(47)	$18	$1	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2022 net periodic benefit cost (income) were 7.00 percent for pension plans and 4.00 percent for other postretirement benefit plans.
2Settlement charges were primarily related to our strategic realignment initiatives.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the three months ended April 1, 2022, the Company contributed $3 million to our pension trusts, and we anticipate making additional contributions of approximately $24 million during the remainder of 2022. The Company contributed $5 million to our pension trusts during the three months ended April 2, 2021.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $665 million (19.2 percent effective tax rate) and $508 million (18.4 percent effective tax rate) during the three months ended April 1, 2022 and April 2, 2021, respectively.
The Company’s effective tax rates for the three months ended April 1, 2022 and April 2, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11, along with the tax benefits of having significant earnings generated outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8.
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

April 1, 2022	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,258	$220	$16		$101	$—		$2,595
Debt securities[1]	—	1,822	11		—	—		1,833
Derivatives[2]	154	510	—		—	(432)	[6]	232	[8]
Total assets	$2,412	$2,552	$27		$101	$(432)		$4,660
Liabilities:
Contingent consideration liability	$—	$—	$612	[5]	$—	$—		$612
Derivatives[2]	—	592	—		—	(580)	[7]	12	[8]
Total liabilities	$—	$592	$612		$—	$(580)		$624

1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
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
5Represents the fair value of future milestone payments related to our acquisition of fairlife in 2020, which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling.
6The Company is obligated to return $70 million in cash collateral it has netted against its derivative positions.
7The Company has the right to reclaim $344 million in cash collateral it has netted against its derivative positions.
8The Company’s derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $137 million in the line item prepaid expenses and other current assets, $95 million in the line item other noncurrent assets and $12 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
2Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
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
5Represents the fair value of future milestone payments related to our acquisition of fairlife in 2020, which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling.
6The Company is obligated to return $331 million in cash collateral it has netted against its derivative positions.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 1, 2022 and April 2, 2021.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 1, 2022 and April 2, 2021.

Nonrecurring Fair Value Measurements
We recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis during the three months ended April 1, 2022. We did not recognize any gains or losses on assets measured at fair value on a nonrecurring basis during the three months ended April 2, 2021. The net loss in 2022 was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of April 1, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $38,091 million and $36,522 million, respectively. As of December 31, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,454 million and $40,311 million, respectively.
NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended April 1, 2022
Net operating revenues:
Third party	$1,661		$1,214	$3,589	$1,231		$729	$2,042		$25	$—	$10,491
Intersegment	172		—	1	180		—	2		—	(355)	—
Total net operating revenues	1,833		1,214	3,590	1,411		729	2,044		25	(355)	10,491
Operating income (loss)	1,007		760	1,056	664		51	193		(326)	—	3,405
Income (loss) before income taxes	1,023		757	1,064	670		56	393		(505)	—	3,458
Identifiable operating assets	8,092	[2]	1,988	26,395	2,574	[3]	7,755	10,710	[2,3]	17,564	—	75,078
Investments[1]	415		633	19	232		—	13,193		4,494	—	18,986
As of and for the Three Months Ended April 2, 2021
Net operating revenues:
Third party	$1,462		$909	$2,936	$1,232		$570	$1,894		$17	$—	$9,020
Intersegment	161		—	1	170		—	2		—	(334)	—
Total net operating revenues	1,623		909	2,937	1,402		570	1,896		17	(334)	9,020
Operating income (loss)	820		552	792	686		26	141		(295)	—	2,722
Income (loss) before income taxes	830		555	816	695		27	317		(477)	—	2,763
Identifiable operating assets	8,335	[2]	1,650	19,792	2,332	[3]	7,843	10,426	[2,3]	19,843	—	70,221
Investments[1]	466		595	343	249		4	13,833		4,282	—	19,772
As of December 31, 2021
Identifiable operating assets	$7,908	[2]	$1,720	$25,730	$2,355	[3]	$7,949	$10,312	[2,3]	$19,964	$—	$75,938
Investments[1]	436		594	21	230		—	12,669		4,466	—	18,416
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in South Africa represented 17 percent, 15 percent and 16 percent of consolidated property, plant and equipment — net as of April 1, 2022, April 2, 2021 and December 31, 2021, respectively.
3Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of April 1, 2022, April 2, 2021 and December 31, 2021.

During the three months ended April 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were increased by $19 million for North America and were reduced by $14 million for Corporate related to our acquisition of BodyArmor in 2021. Refer to Note 11.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition in 2020. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million and $12 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $10 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Income (loss) before income taxes was increased by $5 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $104 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $24 million for Corporate due to one of our equity method investees issuing additional shares of its stock. Refer to Note 15.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 15.
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
On March 8, 2022, the Company announced the suspension of its business in Russia as a result of the conflict between Russia and Ukraine. In addition, the conflict has caused a disruption of our business in Ukraine. Given the rapidly changing conditions, the Company will continue to monitor and assess the situation as circumstances evolve. As a point of reference, in 2021, the Company’s business in Russia and Ukraine contributed approximately 2 percent of the Company’s unit case volume and approximately 1 percent and 2 percent of the Company’s consolidated net operating revenues and operating income, respectively. As of April 1, 2022, the carrying value of the Company’s assets related to Russia and Ukraine is less than
0.5 percent of the Company’s total assets. In addition, as of April 1, 2022, the Company had an approximate 21 percent ownership interest in Coca-Cola HBC AG (“CCH”), the Company’s bottling and distribution partner in the region. If CCH were to record an impairment charge, we would be required to record our proportionate share of the charge as a reduction of equity income (loss) — net in our consolidated statement of income.
During the three months ended April 1, 2022, the effects of the COVID-19 pandemic, including the resurgence of the virus in certain countries and the related actions by governments to attempt to contain the spread of the virus, continued to negatively impact our business. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we expect to continue to see improvements in our business as we continue to learn and adapt to the ever-changing environment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the conflict in Ukraine and the scope, severity and duration of the global COVID-19 pandemic. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. While pandemic-related uncertainties still exist, we expect to see continued improvements in our business as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in the away-from-home channels and/or that generate cash flows in geographic areas that are more heavily impacted by the COVID-19 pandemic and are therefore more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.

As of April 1, 2022, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. exceeded the fair value by $33 million, or 8 percent. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
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
Structural Changes, Acquired Brands and Newly Licensed Brands
In order to continually improve upon the Company’s operating performance, from time to time, we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we periodically acquire brands and their related operations or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company’s performance.
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
Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For Costa Limited (“Costa”) non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Refer to the heading “Beverage Volume” below.
When we analyze our net operating revenues, we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency fluctuations; and (4) acquisitions and divestitures (including structural changes as defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to these transactions to the extent of our ownership interest until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2022 versus 2021
	Three Months Ended April 1, 2022
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	8%	11%
Europe, Middle East & Africa	11%	15%
Latin America	9	20
North America	5	3
Asia Pacific	4	—
Global Ventures	23	22
Bottling Investments	8	N/A
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
3Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.

4Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2022 had one less day when compared to the first quarter of 2021, and the fourth quarter of 2022 will have one additional day when compared to the fourth quarter of 2021.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Unit case volume in Europe, Middle East and Africa increased 11 percent, which included 10 percent growth in Trademark Coca-Cola, 9 percent growth in sparkling flavors, 17 percent growth in hydration, sports, coffee and tea, and 18 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 14 percent in the Europe operating unit, 9 percent in the Africa operating unit and 8 percent in the Eurasia and Middle East operating unit.
Unit case volume in Latin America increased 9 percent, which included 7 percent growth in Trademark Coca-Cola, 13 percent growth in hydration, sports, coffee and tea, 9 percent growth in sparkling flavors, and 16 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 14 percent growth in Brazil and 4 percent growth in Mexico.
Unit case volume in North America increased 5 percent, which included 6 percent growth in hydration, sports, coffee and tea, 7 percent growth in both sparkling flavors and nutrition, juice, dairy and plant-based beverages, and 1 percent growth in Trademark Coca-Cola.
Unit case volume in Asia Pacific increased 4 percent, which included 4 percent growth in both sparkling flavors and Trademark Coca-Cola, 11 percent growth in nutrition, juice, dairy and plant-based beverages, and 3 percent growth in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 16 percent in the India and Southwest Asia operating unit, 9 percent in the ASEAN and South Pacific operating unit, and 4 percent in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 3 percent in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 23 percent, driven by 32 percent growth in hydration, sports, coffee and tea, growth in energy drinks and even performance in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 8 percent, which primarily reflects growth in the Philippines and India.
Concentrate Sales Volume
During the three months ended April 1, 2022, worldwide concentrate sales volume increased 11 percent and unit case volume increased 8 percent compared to the three months ended April 2, 2021. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2022 had one less day when compared to the first quarter of 2021, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the three months ended April 1, 2022. In addition, for the Europe, Middle East and Africa and Latin America operating segments, the differences between concentrate sales volume and unit case volume growth rates during the three months ended April 1, 2022 were impacted by the timing of concentrate shipments, as certain bottlers adjusted inventory levels in an effort to manage through near-term supply chain disruptions as we enter the peak selling season in many markets. The difference between concentrate sales volume and unit case volume growth for the Asia Pacific operating segment was partially due to the resurgence of COVID-19 and the related lockdowns in China. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.

Net Operating Revenues
During the three months ended April 1, 2022, net operating revenues were $10,491 million, compared to $9,020 million during the three months ended April 2, 2021, an increase of $1,471 million, or 16 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	11%	7%	(4)%	3%	16%
Europe, Middle East & Africa	15%	6%	(9)%	—%	13%
Latin America	20	19	(6)	—	34
North America	3	11	—	8	22
Asia Pacific	—	6	(5)	—	1
Global Ventures	22	12	(6)	—	28
Bottling Investments	7	5	(5)	—	8
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
Price, product and geographic mix had a 7 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable channel and package mix and favorable pricing initiatives, including inflationary pricing in Turkey, partially offset by unfavorable geographic mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable pricing initiatives, including a benefit resulting from the timing of price increases in the prior year, and favorable channel and product mix;
•Asia Pacific — favorable pricing initiatives along with favorable channel, package and geographic mix;
•Global Ventures — favorable channel mix, primarily due to the timing of Costa retail store reopenings in the United Kingdom in the prior year, and favorable product mix; and
•Bottling Investments — favorable pricing initiatives.

The favorable channel and package mix for the three months ended April 1, 2022 in all applicable operating segments was primarily a result of the continued recovery in away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 4 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, euro, Japanese yen and Philippine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Chinese yuan, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on our full year 2022 net operating revenues.
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
Our gross profit margin decreased to 61.0 percent for the three months ended April 1, 2022, compared to 61.1 percent for the three months ended April 2, 2021. This decrease was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations, the impact of increased commodity and transportation costs, and the acquisition of BodyArmor. These unfavorable impacts were partially offset by the impact of favorable pricing initiatives as well as favorable channel and package mix. We expect commodity and transportation costs to continue to increase in 2022, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Selling and distribution expenses	$655	$618
Advertising expenses	980	901
Stock-based compensation expense	87	58
Other operating expenses	1,245	1,092
Selling, general and administrative expenses	$2,967	$2,669
During the three months ended April 1, 2022, selling, general and administrative expenses increased $298 million, or 11 percent, versus the prior year. The increase was due to increased marketing spending, higher annual incentive and stock-based compensation expense, and increased selling and distribution expenses. The increase in annual incentive and stock-based compensation expense was due to a more favorable outlook for our financial performance in the current year. The increase in selling and distribution expenses was primarily due to the continued recovery from the COVID-19 pandemic. During the three months ended April 1, 2022, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 3 percent.

As of April 1, 2022, we had $517 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.2 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	April 1, 2022	April 2, 2021
Europe, Middle East & Africa	$(1)	$50
Latin America	—	11
North America	(17)	12
Asia Pacific	—	13
Global Ventures	—	—
Bottling Investments	—	—
Corporate	46	38
Total	$28	$124
During the three months ended April 1, 2022, the Company recorded other operating charges of $28 million. These charges primarily consisted of $22 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $10 million related to the Company’s productivity and reinvestment program and $2 million related to the restructuring of our manufacturing operations in the United States. These charges were partially offset by a net gain of $5 million, which included the reimbursement of distributor termination fees for BodyArmor recorded in the prior year partially offset by various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, and income of $1 million related to the Company’s strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in the prior year.
During the three months ended April 2, 2021, the Company recorded other operating charges of $124 million. These charges primarily consisted of $93 million related to the Company’s strategic realignment initiatives and $18 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and $9 million related to tax litigation expense.
Refer to Note 8 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the Company’s productivity and reinvestment program. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
Europe, Middle East & Africa	29.6%	30.1%
Latin America	22.3	20.3
North America	31.0	29.1
Asia Pacific	19.5	25.2
Global Ventures	1.5	1.0
Bottling Investments	5.7	5.2
Corporate	(9.6)	(10.9)
Total	100.0%	100.0%

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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended
	April 1, 2022	April 2, 2021
Consolidated	32.5%	30.2%
Europe, Middle East & Africa	60.6%	56.1%
Latin America	62.6	60.7
North America	29.4	27.0
Asia Pacific	53.9	55.6
Global Ventures	6.9	4.6
Bottling Investments	9.5	7.4
Corporate	*	*
* Calculation is not meaningful.
During the three months ended April 1, 2022, operating income was $3,405 million, compared to $2,722 million during the three months ended April 2, 2021, an increase of $683 million, or 25 percent. The increase was driven by concentrate sales volume growth of 11 percent, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact and higher selling, general and administrative expenses.
During the three months ended April 1, 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Turkish lira, euro and Argentine peso, which had an unfavorable impact on our Asia Pacific, Europe, Middle East and Africa, and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Chinese yuan, which had a favorable impact on our Asia Pacific operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,007 million and $820 million for the three months ended April 1, 2022 and April 2, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 15 percent, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 11 percent.
Latin America reported operating income of $760 million and $552 million for the three months ended April 1, 2022 and April 2, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 20 percent, favorable pricing initiatives, and lower other operating charges, partially offset by increased marketing spending and an unfavorable foreign currency exchange rate impact of 7 percent.
Operating income for North America for the three months ended April 1, 2022 and April 2, 2021 was $1,056 million and $792 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3 percent, favorable pricing initiatives, favorable channel and product mix, and lower other operating charges, partially offset by higher annual incentive expense and increased marketing spending.
Asia Pacific’s operating income for the three months ended April 1, 2022 and April 2, 2021 was $664 million and $686 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 5 percent and increased marketing spending, partially offset by favorable pricing, channel and package mix along with lower other operating charges.
Global Ventures’ operating income for the three months ended April 1, 2022 and April 2, 2021 was $51 million and $26 million, respectively. The increase in operating income was primarily driven by net operating revenue growth as a result of the timing of Costa retail store reopenings in the United Kingdom in the prior year, partially offset by higher selling and distribution expenses, increased marketing spending and an unfavorable foreign currency exchange rate impact of 5 percent.
Bottling Investments’ operating income for the three months ended April 1, 2022 and April 2, 2021 was $193 million and $141 million, respectively. The increase in operating income was primarily driven by volume growth of 7 percent, favorable pricing initiatives and effective cost management, partially offset by an unfavorable foreign currency exchange rate impact of 7 percent.

Corporate’s operating loss for the three months ended April 1, 2022 and April 2, 2021 was $326 million and $295 million, respectively. Operating loss in 2022 increased primarily as a result of higher annual incentive and stock-based compensation expense as well as higher other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on our full year 2022 operating income.
Interest Income
During the three months ended April 1, 2022, interest income was $78 million, compared to $66 million during the three months ended April 2, 2021, an increase of $12 million, or 20 percent. The increase was primarily driven by higher returns in certain of our international locations.
Interest Expense
During the three months ended April 1, 2022, interest expense was $182 million, compared to $442 million during the three months ended April 2, 2021, a decrease of $260 million, or 59 percent. The decrease was primarily due to certain hedging activities and charges of $58 million in the prior year associated with the extinguishment of long-term debt.
Equity Income (Loss) — Net
During the three months ended April 1, 2022, equity income was $262 million, compared to equity income of $279 million during the three months ended April 2, 2021, a decrease of $17 million, or 6 percent. The decrease was primarily due to a
$32 million reduction in net gains resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and an unfavorable foreign currency exchange rate impact. These unfavorable impacts were partially offset by more favorable operating results reported by several of our equity method investees in the current year.
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
During the three months ended April 1, 2022, other income (loss) — net was a loss of $105 million. The Company recognized a net loss of $104 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, net foreign currency exchange losses of $73 million and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock. Additionally, other income (loss) — net included income of $70 million related to the non-service cost components of net periodic benefit income and dividend income of $12 million.
During the three months ended April 2, 2021, other income (loss) — net was income of $138 million. The Company recognized a net gain of $133 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $54 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $60 million related to the non-service cost components of net periodic benefit income, $10 million of dividend income and net foreign currency exchange losses of $9 million. None of the other items included in other income (loss) — net was individually significant.
Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on economic hedging activities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on one of our equity method investees issuing additional shares of its stock. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.

Income Taxes
The Company recorded income taxes of $665 million (19.2 percent effective tax rate) and $508 million (18.4 percent effective tax rate) during the three months ended April 1, 2022 and April 2, 2021, respectively.
The Company’s effective tax rates for the three months ended April 1, 2022 and April 2, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) regarding the Company’s 2015 litigation with the U.S. Internal Revenue Service (“IRS”) involving transfer pricing tax adjustments in which the Tax Court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information on the litigation.
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, including our current interpretation of recently issued regulations, the Company’s effective tax rate in 2022 is expected to be 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash flows from operating activities is one of the fundamental strengths of our business. Refer to the heading “Cash Flows from Operating Activities” below. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners’ equity. Refer to the heading “Cash Flows from Financing Activities” below. We have a history of borrowing funds both domestically and internationally at reasonable interest rates, and we expect to be able to continue to borrow funds at reasonable rates over the long term. Our debt financing also includes the use of a commercial paper program. We currently have the ability to borrow funds in this market at levels that are consistent with our debt financing strategy and, and we expect to continue to be able to do so in the future.
The Company regularly reviews its optimal mix of short-term and long-term debt. The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $10.4 billion as of April 1, 2022. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $7.8 billion in unused backup lines of credit for general corporate purposes as of April 1, 2022. These backup lines of credit expire at various times from 2022 through 2027.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS are ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2021, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.0 billion (including interest accrued through April 1, 2022), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information on the tax litigation.

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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of April 1, 2022 and December 31, 2021, suppliers had elected to sell $876 million and $882 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $882 million and $705 million during the three months ended April 1, 2022 and April 2, 2021, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future, and we do not currently expect our net cash provided by operating activities to be significantly impacted by additional extensions of payment terms in the foreseeable future.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $1,597 million and $1,309 million of trade accounts receivables under this program during the three months ended April 1, 2022 and April 2, 2021, respectively, and the costs of factoring such receivables were not material. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities during the three months ended April 1, 2022 and April 2, 2021 was $623 million and $1,636 million, respectively, a decrease of $1,013 million, or 62 percent. This decrease was primarily driven by higher annual incentive payments in 2022, higher marketing payments resulting from year-end accruals, lower benefits from our trade accounts receivable factoring program in the current year, and an unfavorable impact due to foreign currency exchange rate fluctuations. These items were partially offset by increased operating income, lower payments related to our strategic realignment initiatives and lower tax payments.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended April 1, 2022 was $146 million, and net cash used in investing activities during the three months ended April 2, 2021 was $281 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended April 1, 2022, purchases of investments were $835 million and proceeds from disposals of investments were $1,323 million, resulting in a net cash inflow of $488 million. During the three months ended April 2, 2021, purchases of investments were $1,466 million and proceeds from disposals of investments were $1,375 million, resulting in a net cash outflow of $91 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information.

Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 1, 2022 and April 2, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $5 million and $4 million, respectively.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 1, 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $218 million, which primarily related to the sale of our ownership interest in one of our equity method investments. During the three months ended April 2, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the three months ended April 1, 2022 and April 2, 2021 were $217 million and $216 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended April 1, 2022 was $2,975 million, and net cash provided by financing activities during the three months ended April 2, 2021 was $364 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended April 1, 2022, the Company had issuances of debt of $1,052 million, which included $1,026 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $5 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $21 million, net of related discounts and issuance costs.
The Company made payments of debt of $1,045 million during the three months ended April 1, 2022, which included $750 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $295 million.
During the three months ended April 1, 2022, the Company retired upon maturity U.S. dollar-denominated debentures of $288 million.
Issuances of Stock
During the three months ended April 1, 2022, the Company received cash proceeds from issuances of stock of $449 million, an increase of $266 million when compared to cash proceeds from issuances of stock of $183 million during the three months ended April 2, 2021. The issuances of stock during the three months ended April 1, 2022 and April 2, 2021 were related to the exercise of stock options by employees.
Share Repurchases
During the three months ended April 1, 2022, the total cash outflow for treasury stock purchases was $546 million. The Company repurchased 7.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $61.48 per share, for a total cost of $471 million. In addition to shares repurchased, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended April 1, 2022 resulted in a net cash outflow of $97 million. During 2022, we expect to repurchase approximately $500 million of shares in addition to repurchasing shares equivalent to the proceeds from the issuances of stock under our stock-based compensation plans.
Dividends
During the three months ended April 1, 2022 and April 2, 2021, the Company paid dividends of $1,906 million and $1,810 million, respectively.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.44 per share at its April 2022 meeting. This dividend is payable on July 1, 2022 to shareowners of record as of the close of business on June 15, 2022.

Other Financing Activities
During the three months ended April 1, 2022 and April 2, 2021, the total cash outflow for other financing activities was $979 million and $449 million, respectively. The activity during the three months ended April 1, 2022 included the payment of $540 million of the purchase price for BodyArmor, which was originally held back related to indemnification obligations.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three months ended April 1, 2022 by 6 percent.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 1, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of April 1, 2022 to $410 million.

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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.0 billion (including interest accrued through April 1, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
The conflict between Russia and Ukraine has had, and may continue to have, an adverse effect on our business and results of operations.
The conflict between Russia and Ukraine has adversely affected, and we expect could continue to adversely affect, our business and results of operations. On March 8, 2022, the Company announced the suspension of its business in Russia. In addition, while we have maintained our operations in Ukraine to the extent possible, our business in Ukraine has been disrupted due to the conflict. Although we currently do not anticipate that the suspension of our operations in Russia or the disruptions in Ukraine will have a material impact on our results of operations, if prolonged, the conflict could result in impairment charges. The broader consequences of the conflict on our business as well as the global economy are highly uncertain and may include further governmental sanctions, embargoes, regional instability and geopolitical shifts; shortages of and/or increased costs for transportation, energy and raw materials; disruptions to the global economy, including repercussions on national economies where we operate; risks related to state-sponsored espionage, ransomware or cyberterrorism; potential retaliatory actions by the Russian government against companies, including us, as a result of the suspension of services in Russia; and increased tensions between the United States and other countries in which we operate. We may also face negative publicity based on actions we take as a result of the conflict, which could damage our brand image and corporate reputation.
The conflict in Ukraine may also heighten or affect other risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on general economic and political conditions, including inflation, supply chain disruptions and lower consumer spending; disruptions to our information systems, including through network failures, malicious or disruptive software, or cyberattacks by hackers, criminal groups or nation-state organizations; trade disruptions; rising fuel and/or ingredient costs; our exposure to foreign currency exchange rate fluctuations; and constraints, volatility or disruption in the financial markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 1, 2022 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans[3]
January 1, 2022 through January 28, 2022	51	$55.40	—	161,029,667
January 29, 2022 through February 25, 2022	3,718,743	61.01	2,658,700	158,370,967
February 26, 2022 through April 1, 2022	5,927,299	61.87	5,009,617	153,361,350
Total	9,646,093	$61.54	7,668,317
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

EXHIBIT INDEX
Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company’s Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (“SEC”) under File No. 001-02217; and Coca-Cola Refreshments USA, LLC’s (formerly known as Coca-Cola Refreshments USA, Inc. and Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300).
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

10.1
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022.

10.2
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022.

10.3
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022.

10.4	The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 16, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended April 1, 2022 and April 2, 2021; (ii) Consolidated Statements of Comprehensive Income for the three months ended April 1, 2022 and April 2, 2021; (iii) Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2022 and April 2, 2021; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	April 28, 2022	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	April 28, 2022	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)