Form 10-Q
period 2022-07-01
COCA COLA CO
filed 2022-07-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 25, 2022
$0.25 Par Value	4,324,629,174

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net Operating Revenues	$11,325	$10,129	$21,816	$19,149
Cost of goods sold	4,830	3,787	8,921	7,292
Gross Profit	6,495	6,342	12,895	11,857
Selling, general and administrative expenses	3,203	3,017	6,170	5,686
Other operating charges	951	309	979	433
Operating Income	2,341	3,016	5,746	5,738
Interest income	100	71	178	137
Interest expense	198	780	380	1,222
Equity income (loss) — net	392	402	654	681
Other income (loss) — net	(351)	909	(456)	1,047
Income Before Income Taxes	2,284	3,618	5,742	6,381
Income taxes	384	994	1,049	1,502
Consolidated Net Income	1,900	2,624	4,693	4,879
Less: Net income (loss) attributable to noncontrolling interests	(5)	(17)	7	(7)
Net Income Attributable to Shareowners of The Coca-Cola Company	$1,905	$2,641	$4,686	$4,886
Basic Net Income Per Share[1]	$0.44	$0.61	$1.08	$1.13
Diluted Net Income Per Share[1]	$0.44	$0.61	$1.08	$1.13
Average Shares Outstanding — Basic	4,331	4,313	4,331	4,310
Effect of dilutive securities	22	25	24	24
Average Shares Outstanding — Diluted	4,353	4,338	4,355	4,334
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Consolidated Net Income	$1,900	$2,624	$4,693	$4,879
Other Comprehensive Income:
Net foreign currency translation adjustments	(1,910)	856	(901)	860
Net gains (losses) on derivatives	93	52	157	156
Net change in unrealized gains (losses) on available-for-sale debt securities	5	(1)	(30)	(61)
Net change in pension and other postretirement benefit liabilities	165	(20)	250	400
Total Comprehensive Income	253	3,511	4,169	6,234
Less: Comprehensive income (loss) attributable to noncontrolling interests	(191)	36	(46)	46
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$444	$3,475	$4,215	$6,188
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	July 1, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$8,976	$9,684
Short-term investments	776	1,242
Total Cash, Cash Equivalents and Short-Term Investments	9,752	10,926
Marketable securities	1,867	1,699
Trade accounts receivable, less allowances of $510 and $516, respectively	4,494	3,512
Inventories	3,621	3,414
Prepaid expenses and other current assets	3,407	2,994
Total Current Assets	23,141	22,545
Equity method investments	17,720	17,598
Other investments	655	818
Other noncurrent assets	6,470	6,731
Deferred income tax assets	1,833	2,129
Property, plant and equipment, less accumulated depreciation of $9,099 and $8,942, respectively	9,462	9,920
Trademarks with indefinite lives	14,271	14,465
Goodwill	18,910	19,363
Other intangible assets	707	785
Total Assets	$93,169	$94,354
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$14,213	$14,619
Loans and notes payable	4,358	3,307
Current maturities of long-term debt	788	1,338
Accrued income taxes	1,172	686
Total Current Liabilities	20,531	19,950
Long-term debt	36,755	38,116
Other noncurrent liabilities	8,046	8,607
Deferred income tax liabilities	3,034	2,821
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,581	18,116
Reinvested earnings	69,970	69,094
Accumulated other comprehensive income (loss)	(14,801)	(14,330)
Treasury stock, at cost — 2,714 and 2,715 shares, respectively	(52,505)	(51,641)
Equity Attributable to Shareowners of The Coca-Cola Company	23,005	22,999
Equity attributable to noncontrolling interests	1,798	1,861
Total Equity	24,803	24,860
Total Liabilities and Equity	$93,169	$94,354
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	July 1, 2022	July 2, 2021
Operating Activities
Consolidated net income	$4,693	$4,879
Depreciation and amortization	646	749
Stock-based compensation expense	189	148
Deferred income taxes	(127)	500
Equity (income) loss — net of dividends	(359)	(333)
Foreign currency adjustments	138	(31)
Significant (gains) losses — net	25	(690)
Other operating charges	966	238
Other items	301	503
Net change in operating assets and liabilities	(1,926)	(438)
Net Cash Provided by Operating Activities	4,546	5,525
Investing Activities
Purchases of investments	(2,040)	(3,431)
Proceeds from disposals of investments	2,272	3,811
Acquisitions of businesses, equity method investments and nonmarketable securities	(6)	(11)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	218	1,765
Purchases of property, plant and equipment	(487)	(450)
Proceeds from disposals of property, plant and equipment	33	28
Other investing activities	(1,135)	41
Net Cash Provided by (Used in) Investing Activities	(1,145)	1,753
Financing Activities
Issuances of debt	3,256	10,752
Payments of debt	(1,816)	(11,957)
Issuances of stock	652	342
Purchases of stock for treasury	(1,210)	(104)
Dividends	(3,810)	(3,623)
Other financing activities	(1,022)	(372)
Net Cash Provided by (Used in) Financing Activities	(3,950)	(4,962)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(161)	82
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(710)	2,398
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,025	7,110
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	9,315	9,508
Less: Restricted cash and restricted cash equivalents at end of period	339	320
Cash and Cash Equivalents at End of Period	$8,976	$9,188
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2022 and the second quarter of 2021 ended on July 1, 2022 and July 2, 2021, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	July 1, 2022	December 31, 2021
Cash and cash equivalents	$8,976	$9,684
Restricted cash and restricted cash equivalents included in other noncurrent assets[1,2]	339	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,315	$10,025
1Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
2Restricted cash and restricted cash equivalents include amounts related to assets held for sale. Refer to Note 2.

	July 2, 2021	December 31, 2020
Cash and cash equivalents	$9,188	$6,795
Restricted cash and restricted cash equivalents included in other noncurrent assets[1]	320	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,508	$7,110
1Amounts represent restricted cash and restricted cash equivalents in our solvency capital portfolio set aside primarily to cover pension obligations in certain of our European and Canadian pension plans. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $6 million and $11 million during the six months ended July 1, 2022 and July 2, 2021, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended July 1, 2022 and July 2, 2021 totaled $218 million and $1,765 million, respectively. In 2022, we sold our ownership interest in one of our equity method investments for cash proceeds of $123 million. We recognized a net gain of $13 million as a result of the sale. In 2021, we sold our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to
Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. We received cash proceeds of $1,738 million and recognized a net gain of $695 million as a result of the sale and the related reversal of cumulative translation adjustments. These gains were recorded in the line item other income (loss) — net in our consolidated statements of income.
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
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

	July 1, 2022	December 31, 2021
Cash, cash equivalents and short-term investments	$208	$228
Trade accounts receivable, less allowances	14	21
Inventories	51	55
Prepaid expenses and other current assets	43	36
Other noncurrent assets	36	9
Deferred income tax assets	6	6
Property, plant and equipment — net	287	282
Goodwill	36	37
Assets held for sale	$681	$674
Accounts payable and accrued expenses	$145	$139
Accrued income taxes	3	4
Other noncurrent liabilities	10	9
Deferred income tax liabilities	5	5
Liabilities held for sale	$163	$157

NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended July 1, 2022
Concentrate operations	$1,892	$4,473	$6,365
Finished product operations	2,065	2,895	4,960
Total	$3,957	$7,368	$11,325
Three Months Ended July 2, 2021
Concentrate operations	$1,740	$4,254	$5,994
Finished product operations	1,592	2,543	4,135
Total	$3,332	$6,797	$10,129

	United States	International	Total
Six Months Ended July 1, 2022
Concentrate operations	$3,533	$8,556	$12,089
Finished product operations	3,947	5,780	9,727
Total	$7,480	$14,336	$21,816
Six Months Ended July 2, 2021
Concentrate operations	$3,150	$7,826	$10,976
Finished product operations	3,075	5,098	8,173
Total	$6,225	$12,924	$19,149
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
July 1, 2022
Marketable securities	$310	$—
Other investments	614	41
Other noncurrent assets	1,282	—
Total equity securities	$2,206	$41
December 31, 2021
Marketable securities	$376	$—
Other investments	771	47
Other noncurrent assets	1,576	—
Total equity securities	$2,723	$47

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	July 1, 2022	July 2, 2021
Net gains (losses) recognized during the period related to equity securities	$(261)	$202
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(129)	5
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(132)	$197

	Six Months Ended
	July 1, 2022	July 2, 2021
Net gains (losses) recognized during the period related to equity securities	$(361)	$357
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(254)	19
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(107)	$338
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
July 1, 2022
Trading securities	$42	$—	$(4)	$38
Available-for-sale securities	1,882	22	(158)	1,746
Total debt securities	$1,924	$22	$(162)	$1,784
December 31, 2021
Trading securities	$39	$1	$—	$40
Available-for-sale securities	1,648	33	(132)	1,549
Total debt securities	$1,687	$34	$(132)	$1,589
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	July 1, 2022		December 31, 2021
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$38	$1,519	$40	$1,283
Other noncurrent assets	—	227	—	266
Total debt securities	$38	$1,746	$40	$1,549
The contractual maturities of these available-for-sale debt securities as of July 1, 2022 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$61	$60
After 1 year through 5 years	1,612	1,478
After 5 years through 10 years	37	49
After 10 years	172	159
Total	$1,882	$1,746
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Gross gains	$2	$1	$3	$2
Gross losses	(3)	(4)	(8)	(8)
Proceeds	113	809	344	967
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,362 million and $1,670 million as of July 1, 2022 and December 31, 2021, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	July 1, 2022	December 31, 2021
Raw materials and packaging	$2,086	$2,133
Finished goods	1,239	982
Other	296	299
Total inventories	$3,621	$3,414
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$283	$151
Foreign currency contracts	Other noncurrent assets	73	27
Interest rate contracts	Prepaid expenses and other current assets	—	1
Interest rate contracts	Other noncurrent assets	—	282
Total assets		$356	$461
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$31	$15
Foreign currency contracts	Other noncurrent liabilities	111	17
Interest rate contracts	Other noncurrent liabilities	916	14
Total liabilities		$1,058	$46
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
2Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$83	$53
Foreign currency contracts	Other noncurrent assets	7	—
Commodity contracts	Prepaid expenses and other current assets	208	131
Commodity contracts	Other noncurrent assets	6	3
Other derivative instruments	Prepaid expenses and other current assets	—	9
Total assets		$304	$196
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$47	$34
Foreign currency contracts	Other noncurrent liabilities	12	9
Commodity contracts	Accounts payable and accrued expenses	69	6
Commodity contracts	Other noncurrent liabilities	23	1
Other derivative instruments	Accounts payable and accrued expenses	8	—
Total liabilities		$159	$50
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $5,927 million and $7,399 million as of July 1, 2022 and December 31, 2021, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to changes in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $1,524 million and $1,994 million as of July 1, 2022 and December 31, 2021, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $36 million and $10 million as of July 1, 2022 and December 31, 2021, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company enters into interest rate swap agreements and designates these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. As of July 1, 2022 and December 31, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended July 1, 2022
Foreign currency contracts	$197	Net operating revenues	$52
Foreign currency contracts	16	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(114)	Other income (loss) — net	(89)
Total	$99		$(36)
Three Months Ended July 2, 2021
Foreign currency contracts	$7	Net operating revenues	$(27)
Foreign currency contracts	(6)	Cost of goods sold	(2)
Foreign currency contracts	—	Interest expense	(10)
Foreign currency contracts	(29)	Other income (loss) — net	18
Interest rate contracts	(11)	Interest expense	(85)
Total	$(39)		$(106)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended July 1, 2022
Foreign currency contracts	$278	Net operating revenues	$60
Foreign currency contracts	22	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(119)	Other income (loss) — net	(100)
Total	$181		$(39)
Six Months Ended July 2, 2021
Foreign currency contracts	$(16)	Net operating revenues	$(50)
Foreign currency contracts	(11)	Cost of goods sold	(3)
Foreign currency contracts	—	Interest expense	(11)
Foreign currency contracts	58	Other income (loss) — net	84
Interest rate contracts	110	Interest expense	(90)
Total	$141		$(70)
As of July 1, 2022, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $212 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,205 million and $12,113 million as of July 1, 2022 and December 31, 2021, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		July 1, 2022	July 2, 2021
Interest rate contracts	Interest expense	$(474)	$10
Fixed-rate debt	Interest expense	457	(8)
Net impact to interest expense		$(17)	$2
Net impact of fair value hedging instruments		$(17)	$2

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		July 1, 2022	July 2, 2021
Interest rate contracts	Interest expense	$(1,185)	$(180)
Fixed-rate debt	Interest expense	1,166	182
Net impact to interest expense		$(19)	$2
Net impact of fair value hedging instruments		$(19)	$2

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021	July 1, 2022	December 31, 2021
Current maturities of long-term debt	$—	$200	$—	$1	$—	$—
Long-term debt	12,453	12,353	(880)	255	212	228
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	July 1, 2022	December 31, 2021	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Foreign currency contracts	$—	$40	$5	$1	$(1)	$(7)
Foreign currency denominated debt	11,752	12,812	704	(114)	1,059	369
Total	$11,752	$12,852	$709	$(113)	$1,058	$362
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended July 1, 2022. During the three and six months ended July 2, 2021, the Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended July 1, 2022 and July 2, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,638 million and $4,258 million as of July 1, 2022 and December 31, 2021, respectively.

The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional value of derivatives related to our economic hedges of this type was $200 million as of December 31, 2021. As of July 1, 2022, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $679 million and $908 million as of July 1, 2022 and December 31, 2021, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		July 1, 2022	July 2, 2021
Foreign currency contracts	Net operating revenues	$22	$1
Foreign currency contracts	Cost of goods sold	10	1
Foreign currency contracts	Other income (loss) — net	(4)	32
Commodity contracts	Cost of goods sold	(155)	128
Other derivative instruments	Selling, general and administrative expenses	(18)	12
Total		$(145)	$174

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		July 1, 2022	July 2, 2021
Foreign currency contracts	Net operating revenues	$7	$—
Foreign currency contracts	Cost of goods sold	23	(7)
Foreign currency contracts	Other income (loss) — net	38	4
Interest rate contracts	Interest expense	—	(187)
Commodity contracts	Cost of goods sold	5	210
Other derivative instruments	Selling, general and administrative expenses	(21)	20
Other derivative instruments	Other income (loss) — net	—	(3)
Total		$52	$37
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the six months ended July 1, 2022, the Company retired upon maturity fixed interest rate U.S. dollar-denominated debentures of $288 million with an interest rate of 8.500 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 1, 2022, we were contingently liable for guarantees of indebtedness owed by third parties of $1,168 million, of which $80 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 1, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of July 1, 2022 to $414 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $500 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.0 billion (including interest accrued through July 1, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $229 million as of both July 1, 2022 and December 31, 2021.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	July 1, 2022	December 31, 2021
Net foreign currency translation adjustments	$(13,443)	$(12,595)
Accumulated net gains (losses) on derivatives	177	20
Unrealized net gains (losses) on available-for-sale debt securities	(92)	(62)
Adjustments to pension and other postretirement benefit liabilities	(1,443)	(1,693)
Accumulated other comprehensive income (loss)	$(14,801)	$(14,330)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended July 1, 2022
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,686	$7	$4,693
Other comprehensive income:
Net foreign currency translation adjustments	(848)	(53)	(901)
Net gains (losses) on derivatives[1]	157	—	157
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(30)	—	(30)
Net change in pension and other postretirement benefit liabilities	250	—	250
Total comprehensive income (loss)	$4,215	$(46)	$4,169
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended July 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(950)	$27	$(923)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,333)	—	(1,333)
Gains (losses) on net investment hedges arising during the period[1]	709	(177)	532
Net foreign currency translation adjustments	$(1,574)	$(150)	$(1,724)
Derivatives:
Gains (losses) arising during the period	$97	$(31)	$66
Reclassification adjustments recognized in net income	36	(9)	27
Net gains (losses) on derivatives[1]	$133	$(40)	$93
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$2	$2	$4
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$2	$5
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$198	$(54)	$144
Reclassification adjustments recognized in net income	28	(7)	21
Net change in pension and other postretirement benefit liabilities	$226	$(61)	$165
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,212)	$(249)	$(1,461)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended July 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$374	$(213)	$161
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(2,003)	—	(2,003)
Gains (losses) on net investment hedges arising during the period[1]	1,058	(264)	794
Net foreign currency translation adjustments	$(371)	$(477)	$(848)
Derivatives:
Gains (losses) arising during the period	$180	$(52)	$128
Reclassification adjustments recognized in net income	39	(10)	29
Net gains (losses) on derivatives[1]	$219	$(62)	$157
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(44)	$10	$(34)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(39)	$9	$(30)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$266	$(58)	$208
Reclassification adjustments recognized in net income	56	(14)	42
Net change in pension and other postretirement benefit liabilities	$322	$(72)	$250
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$131	$(602)	$(471)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended July 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$517	$(24)	$493
Reclassification adjustments recognized in net income	180	—	180
Gains (losses) on intra-entity transactions that are of a long-term investment nature	212	—	212
Gains (losses) on net investment hedges arising during the period[1]	(113)	27	(86)
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$800	$3	$803
Derivatives:
Gains (losses) arising during the period	$(40)	$6	$(34)
Reclassification adjustments recognized in net income	112	(26)	86
Net gains (losses) on derivatives[1]	$72	$(20)	$52
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(11)	$7	$(4)
Reclassification adjustments recognized in net income	3	—	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(8)	$7	$(1)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(100)	$34	$(66)
Reclassification adjustments recognized in net income	61	(15)	46
Net change in pension and other postretirement benefit liabilities	$(39)	$19	$(20)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$825	$9	$834
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended July 2, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,141	$(47)	$1,094
Reclassification adjustments recognized in net income	180	—	180
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(742)	—	(742)
Gains (losses) on net investment hedges arising during the period[1]	362	(91)	271
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$945	$(138)	$807
Derivatives:
Gains (losses) arising during the period	$134	$(37)	$97
Reclassification adjustments recognized in net income	76	(17)	59
Net gains (losses) on derivatives[1]	$210	$(54)	$156
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(103)	$37	$(66)
Reclassification adjustments recognized in net income	6	(1)	5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(97)	$36	$(61)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$353	$(75)	$278
Reclassification adjustments recognized in net income	162	(40)	122
Net change in pension and other postretirement benefit liabilities	$515	$(115)	$400
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,573	$(271)	$1,302
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended July 1, 2022	Six Months Ended July 1, 2022
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$200
	Income before income taxes	—	200
	Income taxes	—	—
	Consolidated net income	$—	$200
Derivatives:
Foreign currency contracts	Net operating revenues	$(52)	$(60)
Foreign currency contracts	Cost of goods sold	(2)	(3)
Foreign currency contracts	Interest expense	1	2
Foreign currency contracts	Other income (loss) — net	89	100
	Income before income taxes	36	39
	Income taxes	(9)	(10)
	Consolidated net income	$27	$29
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1	$5
	Income before income taxes	1	5
	Income taxes	—	(1)
	Consolidated net income	$1	$4
Pension and other postretirement benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$29	$58
Recognized prior service cost (credit)	Other income (loss) — net	(1)	(2)
	Income before income taxes	28	56
	Income taxes	(7)	(14)
	Consolidated net income	$21	$42
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

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended July 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
April 1, 2022	4,331	$26,841	$69,969	$(13,340)	$1,760	$18,388	$(51,932)	$1,996
Comprehensive income (loss)	—	253	1,905	(1,461)	—	—	—	(191)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.44 per share)	—	(1,904)	(1,904)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(10)	(677)	—	—	—	—	(677)	—
Impact related to stock-based compensation plans	5	297	—	—	—	193	104	—
July 1, 2022	4,326	$24,803	$69,970	$(14,801)	$1,760	$18,581	$(52,505)	$1,798

			Shareowners of The Coca-Cola Company
Six Months Ended July 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2021	4,325	$24,860	$69,094	$(14,330)	$1,760	$18,116	$(51,641)	$1,861
Comprehensive income (loss)	—	4,169	4,686	(471)	—	—	—	(46)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.88 per share)	—	(3,810)	(3,810)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(16)	—	—	—	—	—	(16)
Purchases of treasury stock	(18)	(1,148)	—	—	—	—	(1,148)	—
Impact related to stock-based compensation plans	19	748	—	—	—	464	284	—
Other activities	—	—	—	—	—	1	—	(1)
July 1, 2022	4,326	$24,803	$69,970	$(14,801)	$1,760	$18,581	$(52,505)	$1,798

			Shareowners of The Coca-Cola Company
Three Months Ended July 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
April 2, 2021	4,311	$22,332	$67,009	$(14,133)	$1,760	$17,630	$(51,911)	$1,977
Comprehensive income (loss)	—	3,511	2,641	834	—	—	—	36
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,812)	(1,812)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Impact related to stock-based compensation plans	4	231	—	—	—	151	80	—
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006

			Shareowners of The Coca-Cola Company
Six Months Ended July 2, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	6,234	4,886	1,302	—	—	—	46
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.84 per share)	—	(3,622)	(3,622)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(25)	—	—	—	—	—	(25)
Impact related to stock-based compensation plans	13	365	—	—	—	180	185	—
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006
1Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended July 1, 2022, the Company recorded other operating charges of $951 million. These charges primarily consisted of $917 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $19 million related to the Company’s productivity and reinvestment program and $13 million related to the acquisition of BA Sports Nutrition, LLC (“BodyArmor”) in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year. Additionally, the Company recorded charges of $1 million related to its strategic realignment initiatives primarily due to revisions to estimated costs accrued in the prior year and charges of $1 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended July 1, 2022, the Company recorded other operating charges of $979 million. These charges consisted of $939 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s productivity and reinvestment program, $8 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year, and $3 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended July 2, 2021, the Company recorded other operating charges of $309 million. These charges primarily consisted of $247 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s strategic realignment initiatives and $22 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million related to the restructuring of our manufacturing operations in the United States and $4 million related to tax litigation expense.

During the six months ended July 2, 2021, the Company recorded other operating charges of $433 million. These charges primarily consisted of $251 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $122 million related to the Company’s strategic realignment initiatives and $40 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $13 million related to tax litigation expense and $7 million related to the restructuring of our manufacturing operations in the United States.
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
Equity Income (Loss) — Net
During the three and six months ended July 1, 2022, the Company recorded net charges of $35 million and $30 million, respectively. During the three and six months ended July 2, 2021, the Company recorded net charges of $60 million and $23 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended July 1, 2022, the Company recorded a net loss of $267 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia.
During the six months ended July 1, 2022, the Company recorded a net loss of $371 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. The Company also recorded a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock.
During the three months ended July 2, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee. Additionally, the Company recognized a net gain of $203 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $29 million related to our strategic realignment initiatives.
During the six months ended July 2, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee. Additionally, the Company recognized a net gain of $336 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $83 million related to our strategic realignment initiatives.
Refer to Note 2 for additional information on the sale of our ownership interest in CCA. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on the impairment charge and one of our equity method investees issuing additional shares of its stock. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
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
During the three and six months ended July 1, 2022, the Company incurred expenses of $19 million and $29 million, respectively, and during the three and six months ended July 2, 2021 incurred expenses of $22 million and $40 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of these initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,073 million related to this program since it commenced.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost	$22	$25	$1	$3
Interest cost	51	47	5	3
Expected return on plan assets[1]	(147)	(151)	(4)	(5)
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial loss	29	33	—	—
Net periodic benefit cost (income)	(45)	(46)	1	1
Settlement charges[2]	—	29	—	—
Total cost (income)	$(45)	$(17)	$1	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2022 net periodic benefit cost (income) were 7.00 percent for pension plans and 4.00 percent for other postretirement benefit plans.
2Settlement charges were primarily related to our strategic realignment initiatives.

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost	$44	$49	$3	$5
Interest cost	102	91	9	7
Expected return on plan assets[1]	(296)	(302)	(8)	(9)
Amortization of prior service credit	—	—	(2)	(1)
Amortization of net actuarial loss	58	80	—	1
Net periodic benefit cost (income)	(92)	(82)	2	3
Settlement charges[2]	—	83	—	—
Total cost (income)	$(92)	$1	$2	$3
1The weighted-average expected long-term rates of return on plan assets used in computing 2022 net periodic benefit cost (income) were 7.00 percent for pension plans and 4.00 percent for other postretirement benefit plans.
2Settlement charges were primarily related to our strategic realignment initiatives.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the six months ended July 1, 2022, the Company contributed $19 million to our pension trusts, and we anticipate making additional contributions of approximately $7 million during the remainder of 2022. The Company contributed $18 million to our pension trusts during the six months ended July 2, 2021.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $384 million (16.8 percent effective tax rate) and $994 million (27.5 percent effective tax rate) during the three months ended July 1, 2022 and July 2, 2021, respectively. The Company recorded income taxes of $1,049 million (18.3 percent effective tax rate) and $1,502 million (23.5 percent effective tax rate) during the six months ended July 1, 2022 and July 2, 2021, respectively.
The Company’s effective tax rates for the three and six months ended July 1, 2022 and July 2, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
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
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

July 1, 2022	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,902	$195	$17		$92	$—		$2,206
Debt securities[1]	—	1,775	9		—	—		1,784
Derivatives[2]	101	559	—		—	(495)		165	[7]
Total assets	$2,003	$2,529	$26		$92	$(495)		$4,155
Liabilities:
Contingent consideration liability	$—	$—	$1,529	[5]	$—	$—		$1,529
Derivatives[2]	27	1,190	—		—	(1,192)	[6]	25	[7]
Total liabilities	$27	$1,190	$1,529		$—	$(1,192)		$1,554
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
5Represents the fair value of future milestone payments related to our acquisition of fairlife in 2020, which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model.
6The Company has the right to reclaim $753 million in cash collateral it has netted against its derivative positions.
7The Company’s derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $79 million in the line item prepaid expenses and other current assets, $86 million in the line item other noncurrent assets and $25 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
5Represents the fair value of future milestone payments related to our acquisition of fairlife in 2020, which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 1, 2022 and July 2, 2021.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 1, 2022 and July 2, 2021.
Nonrecurring Fair Value Measurements
During the three and six months ended July 1, 2022, the Company recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. During the six months ended July 1, 2022, we recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses. We did not recognize any gains or losses on assets measured at fair value on a nonrecurring basis during the three and six months ended July 2, 2021.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of July 1, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $37,543 million and $33,657 million, respectively. As of December 31, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,454 million and $40,311 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended July 1, 2022
Net operating revenues:
Third party	$2,018		$1,140	$4,029	$1,343		$695	$2,077		$23	$—	$11,325
Intersegment	166		—	1	223		—	2		—	(392)	—
Total net operating revenues	2,184		1,140	4,030	1,566		695	2,079		23	(392)	11,325
Operating income (loss)	1,291		674	840	753		44	113		(1,374)	—	2,341
Income (loss) before income taxes	1,225		680	848	757		48	453		(1,727)	—	2,284
Identifiable operating assets	7,721	[2]	2,054	26,372	2,628	[3]	7,210	9,881	[2,3]	18,928	—	74,794
Investments[1]	439		605	19	222		—	12,569		4,521	—	18,375
As of and for the Three Months Ended July 2, 2021
Net operating revenues:
Third party	$1,874		$1,067	$3,379	$1,350		$707	$1,735		$17	$—	$10,129
Intersegment	143		—	2	153		—	3		—	(301)	—
Total net operating revenues	2,017		1,067	3,381	1,503		707	1,738		17	(301)	10,129
Operating income (loss)	1,142		678	950	766		75	92		(687)	—	3,016
Income (loss) before income taxes	1,169		681	959	779		78	422		(470)	—	3,618
Identifiable operating assets	8,574	[2]	1,748	19,646	2,252	[3]	7,854	10,375	[2,3]	20,329	—	70,778
Investments[1]	478		630	346	231		3	13,382		4,346	—	19,416
As of December 31, 2021
Identifiable operating assets	$7,908	[2]	$1,720	$25,730	$2,355	[3]	$7,949	$10,312	[2,3]	$19,964	$—	$75,938
Investments[1]	436		594	21	230		—	12,669		4,466	—	18,416
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in South Africa represented 17 percent, 16 percent and 16 percent of consolidated property, plant and equipment — net as of July 1, 2022, July 2, 2021 and December 31, 2021, respectively.
3Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of July 1, 2022, July 2, 2021 and December 31, 2021.
During the three months ended July 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $917 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition in 2020. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $19 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America and were reduced by $15 million for Corporate related to our acquisition of BodyArmor in 2021. Refer to Note 11.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million for North America related to the restructuring of our manufacturing operations in the United States.
•Income (loss) before income taxes was reduced by $267 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $96 million for Europe, Middle East and Africa due to an other-than-temporary impairment charge related to an equity method investee in Russia. Refer to Note 15.

•Income (loss) before income taxes was reduced by $35 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended July 1, 2022
Net operating revenues:
Third party	$3,679	$2,354	$7,618	$2,574	$1,424	$4,119	$48	$—	$21,816
Intersegment	338	—	2	403	—	4	—	(747)	—
Total net operating revenues	4,017	2,354	7,620	2,977	1,424	4,123	48	(747)	21,816
Operating income (loss)	2,298	1,434	1,896	1,417	95	306	(1,700)	—	5,746
Income (loss) before income taxes	2,248	1,437	1,912	1,427	104	846	(2,232)	—	5,742
Six Months Ended July 2, 2021
Net operating revenues:
Third party	$3,336	$1,976	$6,315	$2,582	$1,277	$3,629	$34	$—	$19,149
Intersegment	304	—	3	323	—	5	—	(635)	—
Total net operating revenues	3,640	1,976	6,318	2,905	1,277	3,634	34	(635)	19,149
Operating income (loss)	1,962	1,230	1,742	1,452	101	233	(982)	—	5,738
Income (loss) before income taxes	1,999	1,236	1,775	1,474	105	739	(947)	—	6,381
During the six months ended July 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $939 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 15.

•Operating income (loss) and income (loss) before income taxes were reduced by $29 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million and $23 million, respectively, for North America related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were increased by $21 million for North America and were reduced by $29 million for Corporate related to our acquisition of BodyArmor in 2021. Refer to Note 11.
•Income (loss) before income taxes was reduced by $371 million for Corporate related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $96 million for Europe, Middle East and Africa due to an other-than-temporary impairment charge related to an equity method investee in Russia. Refer to Note 15.
•Income (loss) before income taxes was reduced by $30 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
During the six months ended July 1, 2022, the effects of the COVID-19 pandemic, including the resurgence of the virus in certain countries and the related actions by governments to attempt to contain the spread of the virus, continued to negatively impact our business. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we expect to continue to see improvements in our business as we continue to learn and adapt to the ever-changing environment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the conflict in Ukraine and the scope, severity and duration of the global COVID-19 pandemic. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. While pandemic-related uncertainties still exist, we expect to see continued improvements in our business as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas which are more heavily impacted by the COVID-19 pandemic, and therefore these assets are more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when tests of these assets were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.
During the three and six months ended July 1, 2022, the Company recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. As of July 1, 2022, the remaining carrying value of the Company’s assets related to Russia and Ukraine is less than 0.5 percent of the Company’s total assets. In addition, as of July 1, 2022, the Company had an approximate 21 percent ownership interest in Coca-Cola HBC AG, the Company’s bottling and distribution partner in the region.

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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2022 versus 2021
	Three Months Ended July 1, 2022		Six Months Ended July 1, 2022
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	8%	4%	8%	7%
Europe, Middle East & Africa	6%	—%	9%	7%
Latin America	9	(4)	9	7
North America	2	3	3	3
Asia Pacific	11	15	8	7
Global Ventures	14	11	18	16
Bottling Investments	26	N/A	17	N/A
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
Three Months Ended July 1, 2022 versus Three Months Ended July 2, 2021
Unit case volume in Europe, Middle East and Africa increased 6 percent, which included 7 percent growth in both Trademark Coca-Cola and sparkling flavors and 11 percent growth in hydration, sports, coffee and tea, partially offset by a 6 percent decline in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 12 percent in the Eurasia and Middle East operating unit, 5 percent in the Europe operating unit, and 4 percent in the Africa operating unit.
Unit case volume in Latin America increased 9 percent, which included 7 percent growth in Trademark Coca-Cola, 13 percent growth in hydration, sports, coffee and tea, 10 percent growth in sparkling flavors, and 15 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 8 percent growth in Mexico and 11 percent growth in Brazil.
Unit case volume in North America increased 2 percent, which included 3 percent growth in both Trademark Coca-Cola and sparkling flavors and 1 percent growth in nutrition, juice, dairy and plant-based beverages, partially offset by a 2 percent decline in hydration, sports, coffee and tea.
Unit case volume in Asia Pacific increased 11 percent, which included 19 percent growth in sparkling flavors, 9 percent growth in Trademark Coca-Cola, 5 percent growth in hydration, sports, coffee and tea, and 16 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 80 percent in the India and Southwest Asia operating unit, 6 percent in the ASEAN and South Pacific operating unit, and 5 percent in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 8 percent in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 14 percent, driven by 15 percent growth in hydration, sports, coffee and tea and growth in energy drinks, partially offset by an 11 percent decline in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 26 percent, which reflects growth in all of our consolidated bottling operations.
Six Months Ended July 1, 2022 versus Six Months Ended July 2, 2021
Unit case volume in Europe, Middle East and Africa increased 9 percent, which included 8 percent growth in both Trademark Coca-Cola and sparkling flavors, 14 percent growth in hydration, sports, coffee and tea, and 5 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 9 percent in the Europe operating unit, 10 percent in the Eurasia and Middle East operating unit, and 6 percent in the Africa operating unit.
Unit case volume in Latin America increased 9 percent, which included 7 percent growth in Trademark Coca-Cola, 13 percent growth in hydration, sports, coffee and tea, 9 percent growth in sparkling flavors, and 15 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 6 percent growth in Mexico and 12 percent growth in Brazil.
Unit case volume in North America increased 3 percent, which included 2 percent growth in Trademark Coca-Cola, 5 percent growth in sparkling flavors, 4 percent growth in nutrition, juice, dairy and plant-based beverages, and 2 percent growth in hydration, sports, coffee and tea.
Unit case volume in Asia Pacific increased 8 percent, which included 12 percent growth in sparkling flavors, 6 percent growth in Trademark Coca-Cola, 13 percent growth in nutrition, juice, dairy and plant-based beverages, and 4 percent growth in hydration, sports, coffee and tea. The operating segment reported growth in unit case volume of 48 percent in the India and Southwest Asia operating unit, 7 percent in the ASEAN and South Pacific operating unit, and 4 percent in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 6 percent in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 18 percent, driven by 23 percent growth in hydration, sports, coffee and tea and growth in energy drinks, partially offset by a 6 percent decline in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 17 percent, which reflects growth in all of our consolidated bottling operations.

Concentrate Sales Volume
During the three months ended July 1, 2022, worldwide concentrate sales volume increased 4 percent and unit case volume increased 8 percent compared to the three months ended July 2, 2021. During the six months ended July 1, 2022, worldwide concentrate sales volume increased 7 percent and unit case volume increased 8 percent compared to the six months ended July 2, 2021. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2022 had one less day when compared to the first quarter of 2021, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended July 1, 2022. In addition, for the Europe, Middle East and Africa and Latin America operating segments, the differences between concentrate sales volume and unit case volume growth rates during the three months ended July 1, 2022 were impacted by the timing of concentrate shipments in the first quarter of 2022, as certain bottlers adjusted inventory levels in an effort to manage through near-term supply chain disruptions. The difference between concentrate sales volume and unit case volume growth rates during the three months ended July 1, 2022 for the Asia Pacific operating segment was partially due to the timing of concentrate shipments in China, as bottlers prepared for business recovery related to the anticipated easing of lockdowns associated with the resurgence of COVID-19. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.
Net Operating Revenues
Three Months Ended July 1, 2022 versus Three Months Ended July 2, 2021
During the three months ended July 1, 2022, net operating revenues were $11,325 million, compared to $10,129 million during the three months ended July 2, 2021, an increase of $1,196 million, or 12 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	4%	12%	(6)%	2%	12%
Europe, Middle East & Africa	—%	21%	(13)%	—%	8%
Latin America	(4)	12	(1)	—	7
North America	3	10	—	6	19
Asia Pacific	15	(3)	(8)	—	4
Global Ventures	11	(2)	(11)	—	(2)
Bottling Investments	26	3	(9)	—	20
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures, if any. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
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
Price, product and geographic mix had a 12 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable channel and package mix and favorable pricing initiatives, including inflationary pricing in Turkey;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable pricing initiatives, including a benefit resulting from the timing of price increases in the prior year, and favorable channel and product mix;
•Asia Pacific — unfavorable geographic mix, partially offset by favorable pricing initiatives along with favorable channel and package mix;
•Global Ventures — unfavorable impact of no longer receiving COVID-related incentives in the current year, partially offset by favorable channel mix, primarily due to the timing of Costa retail store reopenings in the United Kingdom in the prior year; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
The favorable channel and package mix in all applicable operating segments was primarily a result of the continued recovery in away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, British pound sterling, euro, Japanese yen and Philippine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Six Months Ended July 1, 2022 versus Six Months Ended July 2, 2021
During the six months ended July 1, 2022, net operating revenues were $21,816 million, compared to $19,149 million during the six months ended July 2, 2021, an increase of $2,667 million, or 14 percent.

The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	7%	10%	(5)%	2%	14%
Europe, Middle East & Africa	7%	15%	(11)%	—%	10%
Latin America	7	15	(3)	—	19
North America	3	11	—	7	21
Asia Pacific	7	2	(7)	—	2
Global Ventures	16	4	(9)	—	12
Bottling Investments	16	4	(7)	—	13
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments and our Global Ventures operating segment (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures, if any. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
2Includes structural changes, if any. Refer to the heading “Structural Changes, Acquired Brands and Newly Licensed Brands” above.
Refer to the heading “Beverage Volume” above for additional information related to changes in our unit case and concentrate sales volumes.
Price, product and geographic mix had a 10 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
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
•Asia Pacific — favorable pricing initiatives along with favorable channel and package mix, partially offset by unfavorable geographic mix;
•Global Ventures — favorable channel mix, primarily due to the timing of Costa retail store reopenings in the United Kingdom in the prior year, and favorable product mix, partially offset by the impact of no longer receiving COVID-related incentives in the current year; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
The favorable channel and package mix in all applicable operating segments was primarily a result of the continued recovery in away-from-home channels in many markets in the current year and the impact of shelter-in-place and social distancing requirements in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 5 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, euro, British pound sterling, Japanese yen and Philippine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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

Gross Profit Margin
Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Management believes gross profit margin provides investors with useful information related to the profitability of our business prior to considering all of the selling, general and administrative expenses and other operating charges incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Our gross profit margin decreased to 57.3 percent for the three months ended July 1, 2022, compared to 62.6 percent for the three months ended July 2, 2021. Our gross profit margin decreased to 59.1 percent for the six months ended July 1, 2022, compared to 61.9 percent for the six months ended July 2, 2021. These decreases were primarily due to the unfavorable impact of foreign currency exchange rate fluctuations, the impact of increased commodity and transportation costs, the impact of operating segment mix due to the relative outperformance of the lower margin Bottling Investments operating segment versus our geographic operating segments, and the acquisition of BodyArmor. These unfavorable impacts were partially offset by the impact of favorable pricing initiatives as well as favorable channel and package mix. We expect commodity and transportation costs to continue to increase during the remainder of 2022, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Selling and distribution expenses	$685	$600	$1,340	$1,218
Advertising expenses	1,168	1,134	2,148	2,035
Stock-based compensation expense	102	90	189	148
Other operating expenses	1,248	1,193	2,493	2,285
Selling, general and administrative expenses	$3,203	$3,017	$6,170	$5,686
During the three and six months ended July 1, 2022, selling, general and administrative expenses increased $186 million, or 6 percent, and increased $484 million, or 9 percent, respectively, versus the prior year. The increases were due to higher annual incentive and stock-based compensation expense, increased marketing spending and increased selling and distribution expenses. The increase in annual incentive and stock-based compensation expense was due to a more favorable outlook for our financial performance in the current year. The increase in selling and distribution expenses was primarily due to the continued recovery from the COVID-19 pandemic. During the three and six months ended July 1, 2022, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 6 percent and 5 percent, respectively.
As of July 1, 2022, we had $461 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.1 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Europe, Middle East & Africa	$—	$11	$(1)	$61
Latin America	—	—	—	11
North America	(1)	8	(18)	20
Asia Pacific	—	—	—	13
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	952	290	998	328
Total	$951	$309	$979	$433
During the three months ended July 1, 2022, the Company recorded other operating charges of $951 million. These charges primarily consisted of $917 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $19 million related to the Company’s productivity and reinvestment program and $13 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year. Additionally, the Company recorded charges of $1 million related to its strategic realignment initiatives primarily due to revisions to estimated costs accrued in the prior year and charges of $1 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended July 1, 2022, the Company recorded other operating charges of $979 million. These charges consisted of $939 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s productivity and reinvestment program, $8 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year, and $3 million related to the restructuring of our manufacturing operations in the United States.
During the three months ended July 2, 2021, the Company recorded other operating charges of $309 million. These charges primarily consisted of $247 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s strategic realignment initiatives and $22 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million related to the restructuring of our manufacturing operations in the United States and $4 million related to tax litigation expense.
During the six months ended July 2, 2021, the Company recorded other operating charges of $433 million. These charges primarily consisted of $251 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $122 million related to the Company’s strategic realignment initiatives and $40 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $13 million related to tax litigation expense and $7 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 8 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Europe, Middle East & Africa	55.1%	37.9%	40.0%	34.2%
Latin America	28.8	22.5	25.0	21.4
North America	35.9	31.5	33.0	30.4
Asia Pacific	32.2	25.4	24.7	25.3
Global Ventures	1.9	2.5	1.6	1.8
Bottling Investments	4.8	3.0	5.3	4.0
Corporate	(58.7)	(22.8)	(29.6)	(17.1)
Total	100.0%	100.0%	100.0%	100.0%
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

Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Consolidated	20.7%	29.8%	26.3%	30.0%
Europe, Middle East & Africa	64.0%	60.9%	62.5%	58.8%
Latin America	59.1	63.5	60.9	62.2
North America	20.8	28.1	24.9	27.6
Asia Pacific	56.1	56.8	55.1	56.2
Global Ventures	6.4	10.6	6.7	7.9
Bottling Investments	5.4	5.3	7.4	6.4
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended July 1, 2022 versus Three Months Ended July 2, 2021
During the three months ended July 1, 2022, operating income was $2,341 million, compared to $3,016 million during the three months ended July 2, 2021, a decrease of $675 million, or 22 percent. The decrease was driven by higher other operating charges; higher selling, general and administrative expenses; and an unfavorable foreign currency exchange rate impact, partially offset by concentrate sales volume growth of 4 percent and favorable channel and package mix.
During the three months ended July 1, 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 7 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, British pound sterling, euro, Japanese yen and Argentine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Global Ventures, Asia Pacific and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,291 million and $1,142 million for the three months ended July 1, 2022 and July 2, 2021, respectively. The increase in operating income was primarily driven by favorable channel and package mix, favorable pricing initiatives and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 14 percent, higher commodity costs and increased marketing spending.
Latin America reported operating income of $674 million and $678 million for the three months ended July 1, 2022 and July 2, 2021, respectively. The decrease in operating income was primarily driven by a decline in concentrate sales volume of 4 percent, higher commodity costs, increased marketing spending and higher operating expenses, partially offset by favorable pricing initiatives along with favorable channel and package mix.
Operating income for North America for the three months ended July 1, 2022 and July 2, 2021 was $840 million and $950 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending and higher annual incentive expense, partially offset by concentrate sales volume growth of 3 percent, favorable pricing initiatives, favorable channel and product mix, and lower other operating charges.
Asia Pacific’s operating income for the three months ended July 1, 2022 and July 2, 2021 was $753 million and $766 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 8 percent, higher commodity costs, increased marketing spending and unfavorable geographic mix, partially offset by concentrate sales volume growth of 15 percent, favorable pricing initiatives, and favorable channel and package mix.
Global Ventures’ operating income for the three months ended July 1, 2022 and July 2, 2021 was $44 million and $75 million, respectively. The decrease in operating income was primarily driven by higher commodity costs and higher selling and distribution expenses, partially offset by concentrate sales volume growth of 11 percent.
Bottling Investments’ operating income for the three months ended July 1, 2022 and July 2, 2021 was $113 million and $92 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 26 percent, favorable pricing initiatives and effective cost management, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 13 percent.
Corporate’s operating loss for the three months ended July 1, 2022 and July 2, 2021 was $1,374 million and $687 million, respectively. Operating loss in 2022 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition as well as higher annual incentive and stock-based compensation expense.
Six Months Ended July 1, 2022 versus Six Months Ended July 2, 2021
During the six months ended July 1, 2022, operating income was $5,746 million, compared to $5,738 million during the six months ended July 2, 2021, an increase of $8 million. The increase was driven by concentrate sales volume growth of 7 percent, favorable channel and package mix, partially offset by higher other operating charges, an unfavorable foreign currency exchange rate impact and higher selling, general and administrative expenses.
During the six months ended July 1, 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 7 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, euro, Japanese yen and Argentine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Asia Pacific, and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $2,298 million and $1,962 million for the six months ended July 1, 2022 and July 2, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 13 percent, higher commodity costs and increased marketing spending.
Latin America reported operating income of $1,434 million and $1,230 million for the six months ended July 1, 2022 and July 2, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent, favorable pricing initiatives and lower other operating charges, partially offset by increased marketing spending, higher commodity costs and an unfavorable foreign currency exchange rate impact of 3 percent.
Operating income for North America for the six months ended July 1, 2022 and July 2, 2021 was $1,896 million and $1,742 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3 percent, favorable pricing initiatives, favorable channel and product mix, and lower other operating charges, partially offset by higher commodity costs, higher annual incentive expense and increased marketing spending.
Asia Pacific’s operating income for the six months ended July 1, 2022 and July 2, 2021 was $1,417 million and $1,452 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 7 percent, higher commodity costs and increased marketing spending, partially offset by concentrate sales volume growth of 7 percent, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges.
Global Ventures’ operating income for the six months ended July 1, 2022 and July 2, 2021 was $95 million and $101 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, higher selling and distribution expenses and an unfavorable foreign currency exchange rate impact of 1 percent, partially offset by concentrate sales volume growth of 16 percent.
Bottling Investments’ operating income for the six months ended July 1, 2022 and July 2, 2021 was $306 million and $233 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 16 percent, favorable pricing initiatives and effective cost management, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 10 percent.
Corporate’s operating loss for the six months ended July 1, 2022 and July 2, 2021 was $1,700 million and $982 million, respectively. Operating loss in 2022 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition as well as higher annual incentive and stock-based compensation expense.
Based on current spot rates and our hedging coverage in place, we expect foreign currency fluctuations will have an unfavorable impact on our full year 2022 operating income.
Interest Income
During the three months ended July 1, 2022, interest income was $100 million, compared to $71 million during the three months ended July 2, 2021, an increase of $29 million, or 41 percent. During the six months ended July 1, 2022, interest income was $178 million, compared to $137 million during the six months ended July 2, 2021, an increase of $41 million, or 31 percent. The increases were primarily driven by higher returns in certain of our international locations.

Interest Expense
During the three months ended July 1, 2022, interest expense was $198 million, compared to $780 million during the three months ended July 2, 2021, a decrease of $582 million, or 75 percent. During the six months ended July 1, 2022, interest expense was $380 million, compared to $1,222 million during the six months ended July 2, 2021, a decrease of $842 million, or 69 percent. The decreases for the three and six months ended July 1, 2022 were primarily due to prior year charges of $592 million and $650 million, respectively, associated with the extinguishment of long-term debt. In addition, the decrease for the six months ended July 1, 2022 was impacted by certain hedging activities that occurred during the prior year.
Equity Income (Loss) — Net
Three Months Ended July 1, 2022 versus Three Months Ended July 2, 2021
During the three months ended July 1, 2022, equity income was $392 million, compared to equity income of $402 million during the three months ended July 2, 2021, a decrease of $10 million, or 3 percent. The decrease reflects, among other things, an unfavorable foreign currency exchange rate impact, partially offset by more favorable operating results reported by several of our equity method investees in the current year. In addition, the Company recorded net charges of $35 million and $60 million in the line item equity income (loss) — net during the three months ended July 1, 2022 and July 2, 2021, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended July 1, 2022 versus Six Months Ended July 2, 2021
During the six months ended July 1, 2022, equity income was $654 million, compared to equity income of $681 million during the six months ended July 2, 2021, a decrease of $27 million, or 4 percent. The decrease reflects, among other things, an unfavorable foreign currency exchange rate impact, partially offset by more favorable operating results reported by several of our equity method investees in the current year. In addition, the Company recorded net charges of $30 million and $23 million in the line item equity income (loss) — net during the six months ended July 1, 2022 and July 2, 2021, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended July 1, 2022 versus Three Months Ended July 2, 2021
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
During the three months ended July 1, 2022, other income (loss) — net was a loss of $351 million. The Company recognized a net loss of $267 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia and recognized net foreign currency exchange losses of $81 million. Additionally, other income (loss) — net included income of $67 million related to the non-service cost components of net periodic benefit income and dividend income of $36 million. None of the other items included in other income (loss) — net was individually significant.
During the three months ended July 2, 2021, other income (loss) — net was income of $909 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc (“CCEP”), also an equity method investee. Additionally, the Company recognized a net gain of $203 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $29 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $73 million related to the non-service cost components of net periodic benefit income, $29 million of dividend income and net foreign currency exchange losses of $37 million. None of the other items included in other income (loss) — net was individually significant.

Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charge. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Six Months Ended July 1, 2022 versus Six Months Ended July 2, 2021
During the six months ended July 1, 2022, other income (loss) — net was a loss of $456 million. The Company recognized a net loss of $371 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and net foreign currency exchange losses of $154 million. The Company also recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock. Additionally, other income (loss) — net included income of $137 million related to the non-service cost components of net periodic benefit income and dividend income of $48 million. None of the other items included in other income (loss) — net was individually significant.
During the six months ended July 2, 2021, other income (loss) — net was income of $1,047 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee, to CCEP, also an equity method investee. Additionally, the Company recognized a net gain of $336 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded pension settlement charges of $83 million related to its strategic realignment initiatives. Other income (loss) — net also included income of $133 million related to the non-service cost components of net periodic benefit income, $39 million of dividend income and net foreign currency exchange losses of $46 million. None of the other items included in other income (loss) — net was individually significant.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charge and one of our equity method investees issuing additional shares of its stock. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $384 million (16.8 percent effective tax rate) and $994 million (27.5 percent effective tax rate) during the three months ended July 1, 2022 and July 2, 2021, respectively. The Company recorded income taxes of $1,049 million (18.3 percent effective tax rate) and $1,502 million (23.5 percent effective tax rate) during the six months ended July 1, 2022 and July 2, 2021, respectively.
The Company’s effective tax rates for the three and six months ended July 1, 2022 and July 2, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2022 is expected to be 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.

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
The Company regularly reviews its optimal mix of short-term and long-term debt. The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $11.6 billion as of July 1, 2022. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $7.8 billion in unused backup lines of credit for general corporate purposes as of July 1, 2022. These backup lines of credit expire at various times from 2022 through 2027.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2021, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the six months ended July 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $500 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.0 billion (including interest accrued through July 1, 2022), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of July 1, 2022 and December 31, 2021, suppliers had elected to sell $1,052 million and $882 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $2,036 million and $1,475 million during the six months ended July 1, 2022 and July 2, 2021, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $3,686 million and $2,942 million of trade accounts receivables under this program during the six months ended July 1, 2022 and July 2, 2021, respectively, and the costs of factoring such receivables were not material. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities during the six months ended July 1, 2022 and July 2, 2021 was $4,546 million and $5,525 million, respectively, a decrease of $979 million, or 18 percent. This decrease was primarily driven by higher annual incentive payments in 2022, higher marketing payments resulting from year-end accruals, lower benefits from our trade accounts receivable factoring program in the current year, and an unfavorable impact due to foreign currency exchange rate fluctuations. These items were partially offset by increased operating income, lower payments related to our strategic realignment initiatives and lower tax payments.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended July 1, 2022 was $1,145 million and net cash provided by investing activities during the six months ended July 2, 2021 was $1,753 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended July 1, 2022, purchases of investments were $2,040 million and proceeds from disposals of investments were $2,272 million, resulting in a net cash inflow of $232 million. During the six months ended July 2, 2021, purchases of investments were $3,431 million and proceeds from disposals of investments were $3,811 million, resulting in a net cash inflow of $380 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 1, 2022 and July 2, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $6 million and $11 million, respectively.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 1, 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $218 million, which primarily related to the sale of our ownership interest in one of our equity method investments. During the six months ended July 2, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,765 million, which primarily related to the sale of our ownership interest in CCA. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the six months ended July 1, 2022 and July 2, 2021 were $487 million and $450 million, respectively.
Other Investing Activities
During the six months ended July 1, 2022, other investing activities resulted in a net cash outflow of $1,135 million. These activities included payments of collateral related to our hedging programs totaling $984 million. During the six months ended July 2, 2021, other investing activities resulted in a net cash inflow of $41 million.

Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended July 1, 2022 and July 2, 2021 was $3,950 million and $4,962 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended July 1, 2022, the Company had issuances of debt of $3,256 million, which included $1,346 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $1,408 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $502 million, net of related discounts and issuance costs.
The Company made payments of debt of $1,816 million during the six months ended July 1, 2022, which included $1,250 million of payments of commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $566 million.
During the six months ended July 1, 2022, the Company retired upon maturity U.S. dollar-denominated debentures of $288 million.
Issuances of Stock
During the six months ended July 1, 2022, the Company received cash proceeds from issuances of stock of $652 million, an increase of $310 million when compared to cash proceeds from issuances of stock of $342 million during the six months ended July 2, 2021. The issuances of stock during the six months ended July 1, 2022 and July 2, 2021 were related to the exercise of stock options by employees.
Share Repurchases
During the six months ended July 1, 2022, the total cash outflow for treasury stock purchases was $1,210 million. The Company repurchased 18.3 million shares of common stock under the share repurchase plans authorized by our Board of Directors. These shares were repurchased at an average cost of $62.62 per share, for a total cost of $1,148 million. In addition to shares repurchased, the Company’s treasury stock activity also included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the six months ended July 1, 2022 resulted in a net cash outflow of $558 million.
Dividends
During the six months ended July 1, 2022 and July 2, 2021, the Company paid dividends of $3,810 million and $3,623 million, respectively.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.44 per share at its July 2022 meeting. This dividend is payable on October 3, 2022 to shareowners of record as of the close of business on September 16, 2022.
Other Financing Activities
During the six months ended July 1, 2022 and July 2, 2021, the total cash outflow for other financing activities was $1,022 million and $372 million, respectively. The activities during the six months ended July 1, 2022 included payments totaling $548 million of the remaining $860 million of the purchase price of BodyArmor, which was originally held back related to indemnification obligations. The remainder of the activities during the six months ended July 1, 2022 primarily included repayments of collateral related to our hedging programs.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for both the three and six months ended July 1, 2022 by 7 percent.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 1, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of July 1, 2022 to $414 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 1, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $500 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.0 billion (including interest accrued through July 1, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022, which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 1, 2022 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans[2]	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans
April 2, 2022 through April 29, 2022	1,474,110	$65.48	1,472,800	151,888,550
April 30, 2022 through May 27, 2022	6,732,144	63.55	6,731,775	145,156,775
May 28, 2022 through July 1, 2022	2,464,209	61.92	2,463,100	142,693,675
Total	10,670,463	$63.44	10,667,675
1The total number of shares purchased includes: (i) shares purchased, if any, pursuant to the 2012 Plan and the 2019 Plan described in footnote 2 below and (ii) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a plan (“2012 Plan”) for the Company to purchase up to 500 million shares of our common stock. In May 2022, the Company reached the maximum number of shares that could be purchased under the 2012 Plan and thereby completed the plan. On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a new plan (“2019 Plan”) for the Company to purchase up to 150 million shares of our common stock following the completion of the 2012 Plan. This column discloses the number of shares purchased pursuant to the plans described above during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
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

10.1
Annual Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.

10.2	Amendment Seven to The Coca-Cola Company Supplemental Pension Plan, dated June 15, 2022.
10.3	Amendment Five to The Coca-Cola Company Supplemental Cash Balance Plan, dated June 15, 2022.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended July 1, 2022 and July 2, 2021; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2022 and July 2, 2021; (iii) Consolidated Balance Sheets as of July 1, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the six months ended July 1, 2022 and July 2, 2021; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	July 27, 2022	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 27, 2022	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)