Form 10-Q
period 2022-09-30
COCA COLA CO
filed 2022-10-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 24, 2022
$0.25 Par Value	4,324,513,264

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net Operating Revenues	$11,063	$10,042	$32,879	$29,191
Cost of goods sold	4,566	3,977	13,487	11,269
Gross Profit	6,497	6,065	19,392	17,922
Selling, general and administrative expenses	3,279	3,122	9,449	8,808
Other operating charges	130	45	1,109	478
Operating Income	3,088	2,898	8,834	8,636
Interest income	128	68	306	205
Interest expense	198	210	578	1,432
Equity income (loss) — net	479	455	1,133	1,136
Other income (loss) — net	(53)	(127)	(509)	920
Income Before Income Taxes	3,444	3,084	9,186	9,465
Income taxes	622	609	1,671	2,111
Consolidated Net Income	2,822	2,475	7,515	7,354
Less: Net income (loss) attributable to noncontrolling interests	(3)	4	4	(3)
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,825	$2,471	$7,511	$7,357
Basic Net Income Per Share[1]	$0.65	$0.57	$1.74	$1.71
Diluted Net Income Per Share[1]	$0.65	$0.57	$1.73	$1.70
Average Shares Outstanding — Basic	4,325	4,318	4,329	4,313
Effect of dilutive securities	21	26	23	24
Average Shares Outstanding — Diluted	4,346	4,344	4,352	4,337
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Consolidated Net Income	$2,822	$2,475	$7,515	$7,354
Other Comprehensive Income:
Net foreign currency translation adjustments	(1,364)	(991)	(2,265)	(131)
Net gains (losses) on derivatives	93	28	250	184
Net change in unrealized gains (losses) on available-for-sale debt securities	18	(22)	(12)	(83)
Net change in pension and other postretirement benefit liabilities	34	(32)	284	368
Total Comprehensive Income	1,603	1,458	5,772	7,692
Less: Comprehensive income (loss) attributable to noncontrolling interests	(154)	(62)	(200)	(16)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,757	$1,520	$5,972	$7,708
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$10,127	$9,684
Short-term investments	1,120	1,242
Total Cash, Cash Equivalents and Short-Term Investments	11,247	10,926
Marketable securities	1,973	1,699
Trade accounts receivable, less allowances of $517 and $516, respectively	3,994	3,512
Inventories	3,708	3,414
Prepaid expenses and other current assets	3,217	2,994
Total Current Assets	24,139	22,545
Equity method investments	17,723	17,598
Other investments	582	818
Other noncurrent assets	6,130	6,731
Deferred income tax assets	1,708	2,129
Property, plant and equipment, less accumulated depreciation of $8,992 and $8,942, respectively	9,243	9,920
Trademarks with indefinite lives	13,968	14,465
Goodwill	18,329	19,363
Other intangible assets	649	785
Total Assets	$92,471	$94,354
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$16,103	$14,619
Loans and notes payable	3,396	3,307
Current maturities of long-term debt	729	1,338
Accrued income taxes	1,211	686
Total Current Liabilities	21,439	19,950
Long-term debt	35,462	38,116
Other noncurrent liabilities	8,010	8,607
Deferred income tax liabilities	3,124	2,821
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,687	18,116
Reinvested earnings	70,893	69,094
Accumulated other comprehensive income (loss)	(15,869)	(14,330)
Treasury stock, at cost — 2,716 and 2,715 shares, respectively	(52,666)	(51,641)
Equity Attributable to Shareowners of The Coca-Cola Company	22,805	22,999
Equity attributable to noncontrolling interests	1,631	1,861
Total Equity	24,436	24,860
Total Liabilities and Equity	$92,471	$94,354
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Operating Activities
Consolidated net income	$7,515	$7,354
Depreciation and amortization	953	1,111
Stock-based compensation expense	273	236
Deferred income taxes	(135)	726
Equity (income) loss — net of dividends	(767)	(621)
Foreign currency adjustments	176	(5)
Significant (gains) losses — net	25	(498)
Other operating charges	1,070	243
Other items	217	517
Net change in operating assets and liabilities	(1,259)	168
Net Cash Provided by Operating Activities	8,068	9,231
Investing Activities
Purchases of investments	(3,169)	(4,732)
Proceeds from disposals of investments	3,049	5,294
Acquisitions of businesses, equity method investments and nonmarketable securities	(40)	(11)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	229	1,950
Purchases of property, plant and equipment	(776)	(728)
Proceeds from disposals of property, plant and equipment	46	65
Collateral (paid) received associated with hedging activities — net	(1,449)	—
Other investing activities	(79)	81
Net Cash Provided by (Used in) Investing Activities	(2,189)	1,919
Financing Activities
Issuances of debt	4,351	11,848
Payments of debt	(3,761)	(13,037)
Issuances of stock	707	493
Purchases of stock for treasury	(1,412)	(104)
Dividends	(3,910)	(5,437)
Other financing activities	(1,053)	(354)
Net Cash Provided by (Used in) Financing Activities	(5,078)	(6,591)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(392)	(56)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	409	4,503
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	10,025	7,110
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	10,434	11,613
Less: Restricted cash and restricted cash equivalents at end of period	307	312
Cash and Cash Equivalents at End of Period	$10,127	$11,301
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2022 and the third quarter of 2021 ended on September 30, 2022 and October 1, 2021, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$10,127	$9,684
Restricted cash and restricted cash equivalents[1,2]	307	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,434	$10,025
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts include cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheets. Refer to Note 2.

	October 1, 2021	December 31, 2020
Cash and cash equivalents	$11,301	$6,795
Restricted cash and restricted cash equivalents[1]	312	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,613	$7,110
1Amounts represent cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $40 million and $11 million during the nine months ended September 30, 2022 and October 1, 2021, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended September 30, 2022 and October 1, 2021 totaled $229 million and $1,950 million, respectively. In 2022, we sold our ownership interest in one of our equity method investments and received cash proceeds of $123 million, resulting in a gain of $13 million. In 2021, we sold our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc, also an equity method investee. We received cash proceeds of $1,738 million and recognized a gain of $695 million as a result of the sale and the related reversal of cumulative translation adjustments. In 2021, we also sold a portion of our ownership interest in one of our equity method investments and received cash proceeds of $134 million, resulting in a gain of $63 million. All of the gains were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
The Company had certain bottling operations in Asia Pacific that met the criteria to be classified as held for sale. As a result, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying value. These assets and liabilities were included in the Bottling Investments operating segment. The Company expects these bottling operations to be refranchised during the fourth quarter of 2022, subject to regulatory approval.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

	September 30, 2022	December 31, 2021
Cash, cash equivalents and short-term investments	$222	$228
Trade accounts receivable, less allowances	17	21
Inventories	63	55
Prepaid expenses and other current assets	46	36
Other noncurrent assets	34	9
Deferred income tax assets	7	6
Property, plant and equipment — net	289	282
Goodwill	35	37
Assets held for sale	$713	$674
Accounts payable and accrued expenses	$165	$139
Accrued income taxes	6	4
Other noncurrent liabilities	9	9
Deferred income tax liabilities	5	5
Liabilities held for sale	$185	$157

NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 30, 2022
Concentrate operations	$2,235	$4,339	$6,574
Finished product operations	1,909	2,580	4,489
Total	$4,144	$6,919	$11,063
Three Months Ended October 1, 2021
Concentrate operations	$1,749	$4,122	$5,871
Finished product operations	1,669	2,502	4,171
Total	$3,418	$6,624	$10,042

	United States	International	Total
Nine Months Ended September 30, 2022
Concentrate operations	$5,768	$12,895	$18,663
Finished product operations	5,856	8,360	14,216
Total	$11,624	$21,255	$32,879
Nine Months Ended October 1, 2021
Concentrate operations	$4,899	$11,948	$16,847
Finished product operations	4,744	7,600	12,344
Total	$9,643	$19,548	$29,191
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
September 30, 2022
Marketable securities	$296	$—
Other investments	542	40
Other noncurrent assets	1,174	—
Total equity securities	$2,012	$40
December 31, 2021
Marketable securities	$376	$—
Other investments	771	47
Other noncurrent assets	1,576	—
Total equity securities	$2,723	$47

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	September 30, 2022	October 1, 2021
Net gains (losses) recognized during the period related to equity securities	$(38)	$4
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(95)	5
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$57	$(1)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Net gains (losses) recognized during the period related to equity securities	$(399)	$361
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(350)	33
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(49)	$328
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
September 30, 2022
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	1,960	22	(131)	1,851
Total debt securities	$2,003	$22	$(135)	$1,890
December 31, 2021
Trading securities	$39	$1	$—	$40
Available-for-sale securities	1,648	33	(132)	1,549
Total debt securities	$1,687	$34	$(132)	$1,589
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	September 30, 2022		December 31, 2021
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$39	$1,638	$40	$1,283
Other noncurrent assets	—	213	—	266
Total debt securities	$39	$1,851	$40	$1,549
The contractual maturities of these available-for-sale debt securities as of September 30, 2022 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$352	$342
After 1 year through 5 years	1,409	1,317
After 5 years through 10 years	35	47
After 10 years	164	145
Total	$1,960	$1,851
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Gross gains	$2	$2	$5	$4
Gross losses	(43)	—	(51)	(8)
Proceeds	135	91	479	1,058
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,249 million and $1,670 million as of September 30, 2022 and December 31, 2021, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets are not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials and packaging	$2,123	$2,133
Finished goods	1,246	982
Other	339	299
Total inventories	$3,708	$3,414
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$391	$151
Foreign currency contracts	Other noncurrent assets	83	27
Interest rate contracts	Prepaid expenses and other current assets	—	1
Interest rate contracts	Other noncurrent assets	—	282
Total assets		$474	$461
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$52	$15
Foreign currency contracts	Other noncurrent liabilities	151	17
Interest rate contracts	Other noncurrent liabilities	1,604	14
Total liabilities		$1,807	$46
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
2Refer to Note 15 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$105	$53
Foreign currency contracts	Other noncurrent assets	10	—
Commodity contracts	Prepaid expenses and other current assets	131	131
Commodity contracts	Other noncurrent assets	—	3
Other derivative instruments	Prepaid expenses and other current assets	—	9
Total assets		$246	$196
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$22	$34
Foreign currency contracts	Other noncurrent liabilities	3	9
Commodity contracts	Accounts payable and accrued expenses	40	6
Commodity contracts	Other noncurrent liabilities	6	1
Other derivative instruments	Accounts payable and accrued expenses	19	—
Total liabilities		$90	$50
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
Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Furthermore, for certain derivative financial instruments, the Company has agreements with counterparties that require collateral to be exchanged based on changes in the fair value of the instruments. As a result of these factors, we consider the risk of counterparty default to be minimal.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $5,963 million and $7,399 million as of September 30, 2022 and December 31, 2021, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $1,524 million and $1,994 million as of September 30, 2022 and December 31, 2021, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $45 million and $10 million as of September 30, 2022 and December 31, 2021, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company enters into interest rate swap agreements and designates these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. As of September 30, 2022 and December 31, 2021, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended September 30, 2022
Foreign currency contracts	$197	Net operating revenues	$88
Foreign currency contracts	12	Cost of goods sold	10
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(56)	Other income (loss) — net	(71)
Total	$153		$26
Three Months Ended October 1, 2021
Foreign currency contracts	$15	Net operating revenues	$(21)
Foreign currency contracts	6	Cost of goods sold	(6)
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(43)	Other income (loss) — net	(35)
Total	$(22)		$(63)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended September 30, 2022
Foreign currency contracts	$475	Net operating revenues	$148
Foreign currency contracts	34	Cost of goods sold	13
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	(175)	Other income (loss) — net	(171)
Total	$334		$(13)
Nine Months Ended October 1, 2021
Foreign currency contracts	$(1)	Net operating revenues	$(71)
Foreign currency contracts	(5)	Cost of goods sold	(9)
Foreign currency contracts	—	Interest expense	(12)
Foreign currency contracts	15	Other income (loss) — net	49
Interest rate contracts	110	Interest expense	(90)
Total	$119		$(133)
As of September 30, 2022, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $324 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,701 million and $12,113 million as of September 30, 2022 and December 31, 2021, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 30, 2022	October 1, 2021
Interest rate contracts	Interest expense	$(688)	$(56)
Fixed-rate debt	Interest expense	705	55
Net impact of fair value hedging instruments		$17	$(1)

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 30, 2022	October 1, 2021
Interest rate contracts	Interest expense	$(1,873)	$(236)
Fixed-rate debt	Interest expense	1,871	237
Net impact of fair value hedging instruments		$(2)	$1

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Current maturities of long-term debt	$—	$200	$—	$1	$—	$—
Long-term debt	11,243	12,353	(1,568)	255	203	228
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 30, 2022	December 31, 2021	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Foreign currency contracts	$37	$40	$(1)	$6	$(2)	$(1)
Foreign currency denominated debt	11,043	12,812	709	304	1,768	673
Total	$11,080	$12,852	$708	$310	$1,766	$672
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and nine months ended September 30, 2022. During the nine months ended October 1, 2021, the Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2022 and October 1, 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,681 million and $4,258 million as of September 30, 2022 and December 31, 2021, respectively.

The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional value of derivatives related to our economic hedges of this type was $200 million as of December 31, 2021. As of September 30, 2022, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $501 million and $908 million as of September 30, 2022 and December 31, 2021, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 30, 2022	October 1, 2021
Foreign currency contracts	Net operating revenues	$16	$2
Foreign currency contracts	Cost of goods sold	21	(10)
Foreign currency contracts	Other income (loss) — net	41	(43)
Commodity contracts	Cost of goods sold	(10)	(32)
Other derivative instruments	Selling, general and administrative expenses	(17)	(2)
Total		$51	$(85)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 30, 2022	October 1, 2021
Foreign currency contracts	Net operating revenues	$23	$2
Foreign currency contracts	Cost of goods sold	44	(17)
Foreign currency contracts	Other income (loss) — net	79	(39)
Interest rate contracts	Interest expense	—	(187)
Commodity contracts	Cost of goods sold	(5)	178
Other derivative instruments	Selling, general and administrative expenses	(38)	18
Other derivative instruments	Other income (loss) — net	—	(3)
Total		$103	$(48)
NOTE 7: DEBT AND BORROWING ARRANGEMENTS
During the nine months ended September 30, 2022, the Company retired upon maturity fixed interest rate U.S. dollar-denominated debentures of $288 million due February 1, 2022 with an interest rate of 8.500 percent and $122 million due September 15, 2022 with an interest rate of 8.000 percent.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 30, 2022, we were contingently liable for guarantees of indebtedness owed by third parties of $918 million, of which $76 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 30, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of September 30, 2022 to $419 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 30, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $750 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.

The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.1 billion (including interest accrued through September 30, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $218 million and $229 million as of September 30, 2022 and December 31, 2021, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 30, 2022	December 31, 2021
Net foreign currency translation adjustments	$(14,656)	$(12,595)
Accumulated net gains (losses) on derivatives	270	20
Unrealized net gains (losses) on available-for-sale debt securities	(74)	(62)
Adjustments to pension and other postretirement benefit liabilities	(1,409)	(1,693)
Accumulated other comprehensive income (loss)	$(15,869)	$(14,330)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 30, 2022
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,511	$4	$7,515
Other comprehensive income:
Net foreign currency translation adjustments	(2,061)	(204)	(2,265)
Net gains (losses) on derivatives[1]	250	—	250
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(12)	—	(12)
Net change in pension and other postretirement benefit liabilities	284	—	284
Total comprehensive income (loss)	$5,972	$(200)	$5,772
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended September 30, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(401)	$(3)	$(404)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,340)	—	(1,340)
Gains (losses) on net investment hedges arising during the period[1]	708	(177)	531
Net foreign currency translation adjustments	$(1,033)	$(180)	$(1,213)
Derivatives:
Gains (losses) arising during the period	$150	$(38)	$112
Reclassification adjustments recognized in net income	(26)	7	(19)
Net gains (losses) on derivatives[1]	$124	$(31)	$93
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(12)	$(1)	$(13)
Reclassification adjustments recognized in net income	41	(10)	31
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$29	$(11)	$18
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$21	$(7)	$14
Reclassification adjustments recognized in net income	26	(6)	20
Net change in pension and other postretirement benefit liabilities	$47	$(13)	$34
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(833)	$(235)	$(1,068)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 30, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(27)	$(216)	$(243)
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(3,343)	—	(3,343)
Gains (losses) on net investment hedges arising during the period[1]	1,766	(441)	1,325
Net foreign currency translation adjustments	$(1,404)	$(657)	$(2,061)
Derivatives:
Gains (losses) arising during the period	$330	$(90)	$240
Reclassification adjustments recognized in net income	13	(3)	10
Net gains (losses) on derivatives[1]	$343	$(93)	$250
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(56)	$9	$(47)
Reclassification adjustments recognized in net income	46	(11)	35
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(10)	$(2)	$(12)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$287	$(65)	$222
Reclassification adjustments recognized in net income	82	(20)	62
Net change in pension and other postretirement benefit liabilities	$369	$(85)	$284
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(702)	$(837)	$(1,539)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended October 1, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(636)	$39	$(597)
Reclassification adjustments recognized in net income	13	—	13
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(575)	—	(575)
Gains (losses) on net investment hedges arising during the period[1]	310	(77)	233
Net foreign currency translation adjustments	$(888)	$(38)	$(926)
Derivatives:
Gains (losses) arising during the period	$(26)	$7	$(19)
Reclassification adjustments recognized in net income	63	(16)	47
Net gains (losses) on derivatives[1]	$37	$(9)	$28
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(28)	$8	$(20)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(30)	$8	$(22)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(102)	$29	$(73)
Reclassification adjustments recognized in net income	56	(14)	42
Net change in pension and other postretirement benefit liabilities	$(46)	$15	$(31)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(927)	$(24)	$(951)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended October 1, 2021	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$505	$(8)	$497
Reclassification adjustments recognized in net income	193	—	193
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,317)	—	(1,317)
Gains (losses) on net investment hedges arising during the period[1]	672	(168)	504
Reclassification adjustments for net investment hedges recognized in net income[1]	4	—	4
Net foreign currency translation adjustments	$57	$(176)	$(119)
Derivatives:
Gains (losses) arising during the period	$108	$(30)	$78
Reclassification adjustments recognized in net income	139	(33)	106
Net gains (losses) on derivatives[1]	$247	$(63)	$184
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(131)	$45	$(86)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(127)	$44	$(83)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$251	$(46)	$205
Reclassification adjustments recognized in net income	218	(54)	164
Net change in pension and other postretirement benefit liabilities	$469	$(100)	$369
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$646	$(295)	$351
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$200
	Income before income taxes	—	200
	Income taxes	—	—
	Consolidated net income	$—	$200
Derivatives:
Foreign currency contracts	Net operating revenues	$(88)	$(148)
Foreign currency contracts	Cost of goods sold	(10)	(13)
Foreign currency contracts	Interest expense	1	3
Foreign currency contracts	Other income (loss) — net	71	171
	Income before income taxes	(26)	13
	Income taxes	7	(3)
	Consolidated net income	$(19)	$10
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$41	$46
	Income before income taxes	41	46
	Income taxes	(10)	(11)
	Consolidated net income	$31	$35
Pension and other postretirement benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$26	$84
Recognized prior service cost (credit)	Other income (loss) — net	—	(2)
	Income before income taxes	26	82
	Income taxes	(6)	(20)
	Consolidated net income	$20	$62
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

NOTE 10: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended September 30, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
July 1, 2022	4,326	$24,803	$69,970	$(14,801)	$1,760	$18,581	$(52,505)	$1,798
Comprehensive income (loss)	—	1,603	2,825	(1,068)	—	—	—	(154)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.44 per share)	—	(1,902)	(1,902)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Purchases of treasury stock	(3)	(188)	—	—	—	—	(188)	—
Impact related to stock-based compensation plans	1	133	—	—	—	106	27	—
September 30, 2022	4,324	$24,436	$70,893	$(15,869)	$1,760	$18,687	$(52,666)	$1,631

			Shareowners of The Coca-Cola Company
Nine Months Ended September 30, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2021	4,325	$24,860	$69,094	$(14,330)	$1,760	$18,116	$(51,641)	$1,861
Comprehensive income (loss)	—	5,772	7,511	(1,539)	—	—	—	(200)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.32 per share)	—	(5,712)	(5,712)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(29)	—	—	—	—	—	(29)
Purchases of treasury stock	(21)	(1,336)	—	—	—	—	(1,336)	—
Impact related to stock-based compensation plans	20	881	—	—	—	570	311	—
Other activities	—	—	—	—	—	1	—	(1)
September 30, 2022	4,324	$24,436	$70,893	$(15,869)	$1,760	$18,687	$(52,666)	$1,631

			Shareowners of The Coca-Cola Company
Three Months Ended October 1, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
July 2, 2021	4,315	$24,255	$67,838	$(13,299)	$1,760	$17,781	$(51,831)	$2,006
Comprehensive income (loss)	—	1,458	2,471	(951)	—	—	—	(62)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.42 per share)	—	(1,815)	(1,815)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(10)	—	—	—	—	—	(10)
Contributions by noncontrolling interests	—	20	—	—	—	—	—	20
Impact related to stock-based compensation plans	4	225	—	—	—	148	77	—
October 1, 2021	4,319	$24,133	$68,494	$(14,250)	$1,760	$17,929	$(51,754)	$1,954

			Shareowners of The Coca-Cola Company
Nine Months Ended October 1, 2021	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2020	4,302	$21,284	$66,555	$(14,601)	$1,760	$17,601	$(52,016)	$1,985
Adoption of accounting standards[1]	—	19	19	—	—	—	—	—
Comprehensive income (loss)	—	7,692	7,357	351	—	—	—	(16)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.26 per share)	—	(5,437)	(5,437)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(35)	—	—	—	—	—	(35)
Contributions by noncontrolling interests	—	20	—	—	—	—	—	20
Impact related to stock-based compensation plans	17	590	—	—	—	328	262	—
October 1, 2021	4,319	$24,133	$68,494	$(14,250)	$1,760	$17,929	$(51,754)	$1,954
1Represents the adoption of Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.
NOTE 11: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 30, 2022, the Company recorded other operating charges of $130 million. These charges primarily consisted of $57 million related to the impairment of a trademark in Asia Pacific, $32 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $27 million related to the Company’s productivity and reinvestment program, and $15 million related to the acquisition of BA Sports Nutrition, LLC (“BodyArmor”) in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements.
During the nine months ended September 30, 2022, the Company recorded other operating charges of $1,109 million. These charges primarily consisted of $971 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $57 million related to the impairment of a trademark in Asia Pacific and $56 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $23 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year.
During the three months ended October 1, 2021, the Company recorded other operating charges of $45 million. These charges included $31 million related to the Company’s productivity and reinvestment program, $12 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $4 million related to the Company’s strategic realignment initiatives and $1 million related to tax litigation. Other operating charges also included a net gain of $3 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended October 1, 2021, the Company recorded other operating charges of $478 million. These charges primarily consisted of $263 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $126 million related to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $14 million related to tax litigation and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 8 for additional information related to the tax litigation. Refer to Note 12 for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 for additional information on the impairment charge and the fairlife acquisition. Refer to Note 16 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the nine months ended October 1, 2021, the Company recorded charges of $650 million related to the extinguishment of long-term debt.
Equity Income (Loss) — Net
During the three and nine months ended September 30, 2022, the Company recorded net charges of $14 million and $44 million, respectively. During the three and nine months ended October 1, 2021, the Company recorded a net gain of $18 million and a net charge of $5 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended September 30, 2022, the Company recorded a net loss of $78 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
During the nine months ended September 30, 2022, the Company recorded a net loss of $449 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. The Company also recorded a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock.
During the three months ended October 1, 2021, the Company recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States. Additionally, the Company recognized a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. The Company also recorded pension settlement charges of $21 million related to our strategic realignment initiatives.
During the nine months ended October 1, 2021, the Company recognized a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee, and a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. Additionally, the Company recognized a net gain of $341 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension settlement charges of $104 million related to our strategic realignment initiatives.
Refer to Note 2 for additional information on the sale of our ownership interest in CCA. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 15 for additional information on the impairment charge, one of our equity method investees issuing additional shares of its stock, and the charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 16 for the impact these items had on our operating segments and Corporate.
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

During the three and nine months ended September 30, 2022, the Company incurred expenses of $27 million and $56 million, respectively, and during the three and nine months ended October 1, 2021 incurred expenses of $31 million and $71 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 16 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,100 million related to this program since it commenced.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost	$25	$25	$2	$2
Interest cost	65	46	4	4
Expected return on plan assets[1]	(132)	(152)	(4)	(4)
Amortization of prior service credit	—	—	—	(1)
Amortization of net actuarial loss	26	34	—	—
Net periodic benefit cost (income)	(16)	(47)	2	1
Settlement charges[2]	—	21	—	—
Total cost (income)	$(16)	$(26)	$2	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2022 net periodic benefit cost (income) were 7.00 percent for pension plans and 4.00 percent for other postretirement benefit plans.
2Settlement charges were primarily related to our strategic realignment initiatives.

	Pension Plans		Other Postretirement Benefit Plans
	Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost	$69	$74	$5	$7
Interest cost	167	137	13	11
Expected return on plan assets[1]	(428)	(454)	(12)	(13)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial loss	84	114	—	1
Net periodic benefit cost (income)	(108)	(129)	4	4
Settlement charges[2]	—	104	—	—
Total cost (income)	$(108)	$(25)	$4	$4
1The weighted-average expected long-term rates of return on plan assets used in computing 2022 net periodic benefit cost (income) were 7.00 percent for pension plans and 4.00 percent for other postretirement benefit plans.
2Settlement charges were primarily related to our strategic realignment initiatives.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the nine months ended September 30, 2022, the Company contributed $24 million to our pension trusts, and we anticipate making additional contributions of approximately $5 million during the remainder of 2022. The Company contributed $22 million to our pension trusts during the nine months ended October 1, 2021.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $622 million (18.1 percent effective tax rate) and $609 million (19.7 percent effective tax rate) during the three months ended September 30, 2022 and October 1, 2021, respectively. The Company recorded income taxes of $1,671 million (18.2 percent effective tax rate) and $2,111 million (22.3 percent effective tax rate) during the nine months ended September 30, 2022 and October 1, 2021, respectively.

The Company’s effective tax rates for the three and nine months ended September 30, 2022 and October 1, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
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
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

September 30, 2022	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,719	$185	$17		$91	$—		$2,012
Debt securities[1]	—	1,881	9		—	—		1,890
Derivatives[2]	72	648	—		—	(537)		183	[7]
Total assets	$1,791	$2,714	$26		$91	$(537)		$4,085
Liabilities:
Contingent consideration liability	$—	$—	$1,561	[5]	$—	$—		$1,561
Derivatives[2]	6	1,891	—		—	(1,817)	[6]	80	[7]
Total liabilities	$6	$1,891	$1,561		$—	$(1,817)		$1,641
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
6The Company has the right to reclaim $1,325 million in cash collateral it has netted against its derivative positions.
7The Company’s derivative financial instruments are recorded at fair value in our consolidated balance sheet as follows: $90 million in the line item prepaid expenses and other current assets, $93 million in the line item other noncurrent assets and $80 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 30, 2022 and October 1, 2021.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 30, 2022 and October 1, 2021.

Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 30, 2022		October 1, 2021		September 30, 2022		October 1, 2021
Assets held for sale	$—		$(266)	[2]	$—		$(266)	[2]
Other-than-temporary impairment charges	—		—		(96)	[3]	—
Impairment of intangible assets	(57)	[1]	—		(57)	[1]	—
Valuation of shares in equity method investee	—		—		(24)	[4]	—
Total	$(57)		$(266)		$(177)		$(266)
1During the three and nine months ended September 30, 2022, the Company recorded an impairment charge of $57 million related to a trademark in Asia Pacific, which was primarily driven by a change in brand strategy resulting in revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
2The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. During the three and nine months ended October 1, 2021, the Company recorded charges of $266 million in the line item other income (loss) — net related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, primarily impacted the line item property, plant and equipment in our consolidated balance sheet.
3The Company recorded an other-than-temporary impairment charge of $96 million during the nine months ended September 30, 2022 related to an equity method investee in Russia. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4During the nine months ended September 30, 2022, we recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 30, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $36,191 million and $30,942 million, respectively. As of December 31, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,454 million and $40,311 million, respectively.

NOTE 16: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa		Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended September 30, 2022
Net operating revenues:
Third party	$1,844		$1,267	$4,197	$1,263		$679	$1,784		$29	$—	$11,063
Intersegment	143		—	4	164		—	2		—	(313)	—
Total net operating revenues	1,987		1,267	4,201	1,427		679	1,786		29	(313)	11,063
Operating income (loss)	1,046		712	1,082	589		67	46		(454)	—	3,088
Income (loss) before income taxes	1,078		715	1,090	598		69	466		(572)	—	3,444
Identifiable operating assets	7,153	[2]	2,072	25,989	2,347	[3]	6,741	9,384	[2,3]	20,480	—	74,166
Investments[1]	433		607	19	215		—	12,479		4,552	—	18,305
As of and for the Three Months Ended October 1, 2021
Net operating revenues:
Third party	$1,758		$1,137	$3,478	$1,229		$753	$1,663		$24	$—	$10,042
Intersegment	157		—	1	145		—	2		1	(306)	—
Total net operating revenues	1,915		1,137	3,479	1,374		753	1,665		25	(306)	10,042
Operating income (loss)	1,028		712	868	594		114	81		(499)	—	2,898
Income (loss) before income taxes	1,050		716	630	604		116	462		(494)	—	3,084
Identifiable operating assets	8,213	[2]	1,839	19,118	2,254	[3]	7,784	10,213	[2,3]	22,004	—	71,425
Investments[1]	482		606	331	238		2	13,137		4,385	—	19,181
As of December 31, 2021
Identifiable operating assets	$7,908	[2]	$1,720	$25,730	$2,355	[3]	$7,949	$10,312	[2,3]	$19,964	$—	$75,938
Investments[1]	436		594	21	230		—	12,669		4,466	—	18,416
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in South Africa represented 16 percent of consolidated property, plant and equipment — net as of September 30, 2022, October 1, 2021 and December 31, 2021.
3Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of September 30, 2022, October 1, 2021 and December 31, 2021.
During the three months ended September 30, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $57 million for Asia Pacific due to the impairment of a trademark. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $32 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition in 2020. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $27 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Corporate related to our acquisition of BodyArmor in 2021. Refer to Note 11.
•Operating income (loss) and income (loss) before income taxes were reduced by $8 million for North America due to the restructuring of our manufacturing operations in the United States.
•Income (loss) before income taxes was reduced by $78 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•Income (loss) before income taxes was reduced by $14 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended October 1, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $31 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $12 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $7 million and $273 million, respectively, for North America due to the restructuring of our manufacturing operations in the United States. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, Middle East and Africa and $1 million for North America, and operating income (loss) and income (loss) before income taxes were reduced by $1 million and $22 million, respectively, for Corporate due to the Company’s strategic realignment initiatives.
•Income (loss) before income taxes was increased by $63 million for Corporate due to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.
•Income (loss) before income taxes was increased by $18 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2022
Net operating revenues:
Third party	$5,523	$3,621	$11,815	$3,837	$2,103	$5,903	$77	$—	$32,879
Intersegment	481	—	6	567	—	6	—	(1,060)	—
Total net operating revenues	6,004	3,621	11,821	4,404	2,103	5,909	77	(1,060)	32,879
Operating income (loss)	3,344	2,146	2,978	2,006	162	352	(2,154)	—	8,834
Income (loss) before income taxes	3,326	2,152	3,002	2,025	173	1,312	(2,804)	—	9,186
Nine Months Ended October 1, 2021
Net operating revenues:
Third party	$5,094	$3,113	$9,793	$3,811	$2,030	$5,292	$58	$—	$29,191
Intersegment	461	—	4	468	—	7	1	(941)	—
Total net operating revenues	5,555	3,113	9,797	4,279	2,030	5,299	59	(941)	29,191
Operating income (loss)	2,990	1,942	2,610	2,046	215	314	(1,481)	—	8,636
Income (loss) before income taxes	3,049	1,952	2,405	2,078	221	1,201	(1,441)	—	9,465
During the nine months ended September 30, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $971 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $57 million for Asia Pacific due to the impairment of a trademark. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $56 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $30 million and $31 million, respectively, for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were increased by $21 million for North America and were reduced by $44 million for Corporate related to our acquisition of BodyArmor in 2021. Refer to Note 11.

•Income (loss) before income taxes was reduced by $449 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $96 million for Europe, Middle East and Africa due to an other-than-temporary impairment charge related to an equity method investee in Russia. Refer to Note 15.
•Income (loss) before income taxes was reduced by $44 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $24 million for Corporate due to one of our equity method investees issuing additional shares of its stock. Refer to Note 15.
During the nine months ended October 1, 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $263 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 15.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $42 million and $308 million, respectively, for North America due to the restructuring of our manufacturing operations in the United States. Refer to Note 15.
•Operating income (loss) and income (loss) before income taxes were reduced by $14 million for Corporate due to tax litigation expense. Refer to Note 8.
•Income (loss) before income taxes was increased by $695 million for Corporate due to the sale of our ownership interest in CCA, an equity method investee. Refer to Note 2.
•Income (loss) before income taxes was increased by $341 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $63 million for Corporate due to the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $650 million for Corporate due to charges associated with the extinguishment of long-term debt.
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
During the nine months ended September 30, 2022, the effects of the COVID-19 pandemic, including the resurgence of the virus in certain countries and the related actions by governments to attempt to contain the spread of the virus, continued to negatively impact our business. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we are focused on executing for growth with a goal of operating at a higher level through these challenges.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the conflict in Ukraine and the scope, severity and duration of the global COVID-19 pandemic. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. While pandemic-related uncertainties still exist, we expect to see continued improvements in our business as consumers return to many of their previous work routines as well as socializing and traveling. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas which are more heavily impacted by the COVID-19 pandemic, and therefore these assets are more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when impairment tests were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.
During the nine months ended September 30, 2022, the Company recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. As of September 30, 2022, the remaining carrying value of the Company’s assets related to Russia and Ukraine was less than 0.5 percent of the Company’s total assets. In addition, as of September 30, 2022, the Company had an approximate 21 percent ownership interest in Coca-Cola HBC AG, the Company’s bottling and distribution partner in the region.

As of September 30, 2022, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. exceeded the fair value by $37 million, or 10 percent. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
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
Unit case volume growth is a key metric used by management to evaluate the Company’s performance because it measures demand for our products at the consumer level. The Company’s unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading “Beverage Volume” below.
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
When we analyze our net operating revenues, we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency exchange rate fluctuations; and (4) acquisitions and divestitures (including structural changes as defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to concentrate sales, to the extent of our ownership interest, until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
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

“Licensed brands” refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and from which we derive an economic benefit when the related products are sold. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to a licensed brand in periods prior to the beginning of the term of a license agreement. Therefore, in the year that a license agreement is entered into, the unit case volume and concentrate sales volume related to a licensed brand are incremental to prior year volume. We generally do not consider the licensing of a brand to be a structural change.
In August 2022, the Company acquired a controlling interest in a bottling operation in Malawi. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Additionally, in November 2021, the Company acquired the remaining ownership interest in BA Sports Nutrition, LLC (“BodyArmor”). The impact of this acquisition has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the North America operating segment.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and “unit case volume” means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain brands licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive an economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. We believe unit case volume is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2022 versus 2021
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	4%	4%	6%	6%
Europe, Middle East & Africa	(1)%	1%	5%	5%
Latin America	5	6	8	7
North America	1	(1)	2	2
Asia Pacific	9	9	8	8
Global Ventures	8	17	15	16
Bottling Investments	16	N/A	16	N/A
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
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended September 30, 2022 versus Three Months Ended October 1, 2021
Unit case volume in Europe, Middle East and Africa decreased 1 percent, which included a 23 percent decline in nutrition, juice, dairy and plant-based beverages, a 2 percent decline in sparkling flavors and a 1 percent decline in hydration, sports, coffee and tea, partially offset by 2 percent growth in Trademark Coca-Cola. The operating segment reported declines in unit case volume of 4 percent in the Africa operating unit and 1 percent in the Europe operating unit, partially offset by growth of 3 percent in the Eurasia and Middle East operating unit. The decline in the Africa operating unit included the impact of transitioning certain territories to new franchise bottling partners, and the decline in the Europe operating unit was primarily due to the suspension of the Company’s business in Russia.
Unit case volume in Latin America increased 5 percent, which included 4 percent growth in Trademark Coca-Cola, 8 percent growth in hydration, sports, coffee and tea, and 5 percent growth in both sparkling flavors and nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 6 percent growth in both Mexico and Brazil.
Unit case volume in North America increased 1 percent, which included 2 percent growth in Trademark Coca-Cola, 2 percent growth in nutrition, juice, dairy and plant-based beverages, and even performance in sparkling flavors, partially offset by a 1 percent decline in hydration, sports, coffee and tea.
Unit case volume in Asia Pacific increased 9 percent, which included 11 percent growth in hydration, sports, coffee and tea, 8 percent growth in sparkling flavors, 7 percent growth in Trademark Coca-Cola, and 12 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 25 percent in the India and Southwest Asia operating unit, 5 percent in the Greater China and Mongolia operating unit, 9 percent in the ASEAN and South Pacific operating unit, and 4 percent in the Japan and South Korea operating unit.
Unit case volume for Global Ventures increased 8 percent, driven by 3 percent growth in hydration, sports, coffee and tea along with growth in energy drinks, partially offset by a 15 percent decline in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 16 percent, driven by growth in most markets, led by India and Vietnam.
Nine Months Ended September 30, 2022 versus Nine Months Ended October 1, 2021
Unit case volume in Europe, Middle East and Africa increased 5 percent, which included 6 percent growth in Trademark Coca-Cola, 8 percent growth in hydration, sports, coffee and tea, and 4 percent growth in sparkling flavors, partially offset by a decline of 5 percent in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 5 percent in the Europe operating unit, 7 percent in the Eurasia and Middle East operating unit, and 2 percent in the Africa operating unit.
Unit case volume in Latin America increased 8 percent, which included 6 percent growth in Trademark Coca-Cola, 11 percent growth in hydration, sports, coffee and tea, 8 percent growth in sparkling flavors, and 12 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment’s volume performance included 6 percent growth in Mexico and 10 percent growth in Brazil.
Unit case volume in North America increased 2 percent, which included 2 percent growth in Trademark Coca-Cola, 3 percent growth in both sparkling flavors and nutrition, juice, dairy and plant-based beverages, and 1 percent growth in hydration, sports, coffee and tea.
Unit case volume in Asia Pacific increased 8 percent, which included 11 percent growth in sparkling flavors, 6 percent growth in both Trademark Coca-Cola and hydration, sports, coffee and tea, and 13 percent growth in nutrition, juice, dairy and plant-based beverages. The operating segment reported growth in unit case volume of 41 percent in the India and Southwest Asia operating unit, 8 percent in the ASEAN and South Pacific operating unit, and 4 percent in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 2 percent in the Greater China and Mongolia operating unit.

Unit case volume for Global Ventures increased 15 percent, driven by 16 percent growth in hydration, sports, coffee and tea along with growth in energy drinks, partially offset by a 9 percent decline in nutrition, juice, dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 16 percent, which reflects growth in all of our consolidated bottling operations.
Concentrate Sales Volume
During the three months ended September 30, 2022, worldwide concentrate sales volume and unit case volume both increased 4 percent compared to the three months ended October 1, 2021. During the nine months ended September 30, 2022, worldwide concentrate sales volume and unit case volume both increased 6 percent compared to the nine months ended October 1, 2021. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2022 had one less day when compared to the first quarter of 2021.
Net Operating Revenues
Three Months Ended September 30, 2022 versus Three Months Ended October 1, 2021
During the three months ended September 30, 2022, net operating revenues were $11,063 million, compared to $10,042 million during the three months ended October 1, 2021, an increase of $1,021 million, or 10 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	4%	12%	(8)%	2%	10%
Europe, Middle East & Africa	1%	19%	(16)%	—%	4%
Latin America	6	12	(6)	—	12
North America	(1)	15	—	6	21
Asia Pacific	9	4	(10)	—	4
Global Ventures	17	(12)	(15)	—	(10)
Bottling Investments	16	3	(12)	—	7
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
“Price, product and geographic mix” refers to the change in net operating revenues caused by factors such as price changes, the mix of products and packages sold, and the mix of channels and geographic territories where the sales occurred. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, fluctuations in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that the following items had on the Company’s net operating revenues: (1) pricing actions taken by the Company and, where applicable, our bottling partners; (2) changes in the mix of products and packages sold; (3) changes in the mix of channels where products were sold; and (4) changes in the mix of geographic territories where products were sold. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
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
•North America — favorable pricing initiatives and favorable channel, package and product mix;
•Asia Pacific — favorable pricing initiatives along with favorable channel and package mix, partially offset by unfavorable geographic mix;
•Global Ventures — unfavorable impact of no longer receiving COVID-related incentives in the current year and unfavorable product mix, partially offset by favorable channel mix, primarily due to the timing of Costa retail store reopenings in the United Kingdom in the prior year; and
•Bottling Investments — favorable pricing initiatives across most markets.
The favorable channel and package mix in all applicable operating segments was primarily a result of the continued recovery from the COVID-19 pandemic in away-from-home channels in many markets in the current year and the impact of social distancing measures in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 8 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, British pound sterling, Turkish lira, euro and South African rand, which had an unfavorable impact on our Asia Pacific; Global Ventures; Europe, Middle East and Africa; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Nine Months Ended September 30, 2022 versus Nine Months Ended October 1, 2021
During the nine months ended September 30, 2022, net operating revenues were $32,879 million, compared to $29,191 million during the nine months ended October 1, 2021, an increase of $3,688 million, or 13 percent.

The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	6%	10%	(6)%	2%	13%
Europe, Middle East & Africa	5%	16%	(13)%	—%	8%
Latin America	7	14	(4)	—	16
North America	2	12	—	7	21
Asia Pacific	8	3	(8)	—	3
Global Ventures	16	(2)	(11)	—	4
Bottling Investments	16	4	(8)	—	12
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
•North America — favorable pricing initiatives, including a benefit resulting from the timing of price increases in the prior year, and favorable channel, package and product mix;
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
The favorable channel and package mix in all applicable operating segments was primarily a result of the continued recovery from the COVID-19 pandemic in away-from-home channels in many markets in the current year and the impact of social distancing measures in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Turkish lira, euro, British pound sterling, Japanese yen, Philippine peso and South African rand, which had an unfavorable impact on our Europe, Middle East and Africa; Global Ventures; Asia Pacific; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency exchange rate fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2022 net operating revenues.

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
Our gross profit margin decreased to 58.7 percent for the three months ended September 30, 2022, compared to 60.4 percent for the three months ended October 1, 2021. Our gross profit margin decreased to 59.0 percent for the nine months ended September 30, 2022, compared to 61.4 percent for the nine months ended October 1, 2021. These decreases were primarily due to the unfavorable impact of foreign currency exchange rate fluctuations, the impact of increased commodity and transportation costs, the impact of operating segment mix due to the relative outperformance of the lower margin Bottling Investments operating segment versus our geographic operating segments, and the acquisition of BodyArmor. These unfavorable impacts were partially offset by the impact of favorable pricing initiatives as well as favorable channel and package mix. We expect commodity and transportation costs to continue to have an unfavorable impact on our gross profit margin during the remainder of 2022, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Selling and distribution expenses	$563	$606	$1,903	$1,824
Advertising expenses	1,451	1,173	3,599	3,208
Stock-based compensation expense	84	88	273	236
Other operating expenses	1,181	1,255	3,674	3,540
Selling, general and administrative expenses	$3,279	$3,122	$9,449	$8,808
During the three months ended September 30, 2022, selling, general and administrative expenses increased $157 million, or 5 percent, versus the prior year. The increase was primarily due to increased marketing spending, partially offset by lower selling and distribution expenses as well as lower annual incentive and stock-based compensation expense as a result of the timing of cumulative adjustments in the prior year for annual incentive and stock-based compensation expense due to increased estimates of payouts. During the three months ended September 30, 2022, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 8 percent.
During the nine months ended September 30, 2022, selling, general and administrative expenses increased $641 million, or 7 percent, versus the prior year. The increase was primarily due to higher annual incentive and stock-based compensation expense, increased marketing spending, and increased selling and distribution expenses. The increase in annual incentive and stock-based compensation expense was due to a more favorable outlook for our financial performance in the current year. The increase in selling and distribution expenses was primarily due to the continued recovery from the COVID-19 pandemic. During the nine months ended September 30, 2022, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 6 percent.
As of September 30, 2022, we had $385 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Europe, Middle East & Africa	$—	$2	$(1)	$63
Latin America	—	—	—	11
North America	(1)	(2)	(19)	18
Asia Pacific	57	—	57	13
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	74	45	1,072	373
Total	$130	$45	$1,109	$478
During the three months ended September 30, 2022, the Company recorded other operating charges of $130 million. These charges primarily consisted of $57 million related to the impairment of a trademark in Asia Pacific, $32 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $27 million related to the Company’s productivity and reinvestment program and $15 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements.
During the nine months ended September 30, 2022, the Company recorded other operating charges of $1,109 million. These charges primarily consisted of $971 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $57 million related to the impairment of a trademark in Asia Pacific and $56 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $23 million related to the BodyArmor acquisition in the prior year, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in the prior year.
During the three months ended October 1, 2021, the Company recorded other operating charges of $45 million. These charges included $31 million related to the Company’s productivity and reinvestment program, $12 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $4 million related to the Company’s strategic realignment initiatives and $1 million related to tax litigation. Other operating charges also included a net gain of $3 million related to the restructuring of our manufacturing operations in the United States.
During the nine months ended October 1, 2021, the Company recorded other operating charges of $478 million. These charges primarily consisted of $263 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $126 million related to the Company’s strategic realignment initiatives and $71 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $14 million related to tax litigation and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 8 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the Company’s productivity and reinvestment program. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charge and the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Europe, Middle East & Africa	33.9%	35.5%	37.9%	34.6%
Latin America	23.0	24.6	24.3	22.5
North America	35.0	29.9	33.7	30.2
Asia Pacific	19.1	20.5	22.7	23.7
Global Ventures	2.2	3.9	1.8	2.5
Bottling Investments	1.5	2.8	4.0	3.6
Corporate	(14.7)	(17.2)	(24.4)	(17.1)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Consolidated	27.9%	28.9%	26.9%	29.6%
Europe, Middle East & Africa	56.7%	58.5%	60.5%	58.7%
Latin America	56.2	62.7	59.3	62.4
North America	25.8	25.0	25.2	26.7
Asia Pacific	46.6	48.3	52.3	53.7
Global Ventures	9.9	15.1	7.7	10.6
Bottling Investments	2.6	4.9	6.0	5.9
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended September 30, 2022 versus Three Months Ended October 1, 2021
During the three months ended September 30, 2022, operating income was $3,088 million, compared to $2,898 million during the three months ended October 1, 2021, an increase of $190 million, or 7 percent. The increase was driven by concentrate sales volume growth of 4 percent, favorable pricing initiatives, and favorable channel and package mix, partially offset by higher other operating charges; higher selling, general and administrative expenses; and an unfavorable foreign currency exchange rate impact.
During the three months ended September 30, 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Turkish lira, Zimbabwean dollar, British pound sterling and Argentine peso, which had an unfavorable impact on our Asia Pacific; Europe, Middle East and Africa; Global Ventures; and Latin America operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,046 million and $1,028 million for the three months ended September 30, 2022 and October 1, 2021, respectively. The increase in operating income was primarily driven by favorable pricing initiatives as well as favorable channel and package mix, partially offset by an unfavorable foreign currency exchange rate impact of 18 percent, higher commodity costs and increased marketing spending.
Latin America reported operating income of $712 million and $712 million for the three months ended September 30, 2022 and October 1, 2021, respectively. Operating income for the three months ended September 30, 2022 was impacted by concentrate sales volume growth of 6 percent, favorable pricing initiatives, and favorable channel and package mix. These favorable impacts were offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 7 percent.
Operating income for North America for the three months ended September 30, 2022 and October 1, 2021 was $1,082 million and $868 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives as well as favorable channel and product mix, partially offset by higher commodity costs, increased marketing spending and higher annual incentive expense.
Asia Pacific’s operating income for the three months ended September 30, 2022 and October 1, 2021 was $589 million and $594 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 9 percent, higher other operating charges related to the impairment of a trademark, higher commodity costs, and increased marketing spending, partially offset by concentrate sales volume growth of 9 percent, favorable pricing initiatives, and favorable channel and package mix.
Global Ventures’ operating income for the three months ended September 30, 2022 and October 1, 2021 was $67 million and $114 million, respectively. The decrease in operating income was primarily driven by the impact of no longer receiving COVID-related incentives in the current year, higher commodity costs, higher selling and distribution expenses, and an unfavorable foreign currency exchange rate impact of 6 percent, partially offset by concentrate sales volume growth of 17 percent.
Bottling Investments’ operating income for the three months ended September 30, 2022 and October 1, 2021 was $46 million and $81 million, respectively. The decrease in operating income was primarily driven by higher commodity costs and an unfavorable foreign currency exchange rate impact of 5 percent, partially offset by unit case volume growth of 16 percent and favorable pricing initiatives.
Corporate’s operating loss for the three months ended September 30, 2022 and October 1, 2021 was $454 million and $499 million, respectively. Operating loss in 2022 decreased primarily as a result of lower marketing spending as well as the timing of cumulative adjustments in the prior year for annual incentive and stock-based compensation expense due to increased estimates of payouts, partially offset by higher other operating charges and higher operating expenses.
Nine Months Ended September 30, 2022 versus Nine Months Ended October 1, 2021
During the nine months ended September 30, 2022, operating income was $8,834 million, compared to $8,636 million during the nine months ended October 1, 2021, an increase of $198 million, or 2 percent. The increase was driven by concentrate sales volume growth of 6 percent, favorable pricing initiatives, and favorable channel and package mix, partially offset by higher other operating charges; higher selling, general and administrative expenses; and an unfavorable foreign currency exchange rate impact.
During the nine months ended September 30, 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Turkish lira, British pound sterling and Argentine peso, which had an unfavorable impact on our Asia Pacific; Europe, Middle East and Africa; Global Ventures; and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $3,344 million and $2,990 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 5 percent, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 14 percent, higher commodity costs and increased marketing spending.
Latin America reported operating income of $2,146 million and $1,942 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent, favorable pricing initiatives and lower other operating charges, partially offset by increased marketing spending, higher commodity costs and an unfavorable foreign currency exchange rate impact of 5 percent.
Operating income for North America for the nine months ended September 30, 2022 and October 1, 2021 was $2,978 million and $2,610 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2 percent, favorable pricing initiatives, and favorable channel and product mix, partially offset by higher commodity costs, higher annual incentive expense and increased marketing spending.
Asia Pacific’s operating income for the nine months ended September 30, 2022 and October 1, 2021 was $2,006 million and $2,046 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 7 percent, higher other operating charges related to the impairment of a trademark, higher commodity costs and increased marketing spending, partially offset by concentrate sales volume growth of 8 percent, favorable pricing initiatives, and favorable channel and package mix.
Global Ventures’ operating income for the nine months ended September 30, 2022 and October 1, 2021 was $162 million and $215 million, respectively. The decrease in operating income was primarily driven by the impact of no longer receiving COVID-related incentives in the current year, higher commodity costs, higher selling and distribution expenses, and an unfavorable foreign currency exchange rate impact of 4 percent, partially offset by concentrate sales volume growth of 16 percent.
Bottling Investments’ operating income for the nine months ended September 30, 2022 and October 1, 2021 was $352 million and $314 million, respectively. The increase in operating income was primarily driven by unit case volume growth of     16 percent and favorable pricing initiatives, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 9 percent.
Corporate’s operating loss for the nine months ended September 30, 2022 and October 1, 2021 was $2,154 million and $1,481 million, respectively. Operating loss in 2022 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition as well as higher annual incentive and stock-based compensation expense, partially offset by lower marketing spending.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2022 operating income.
Interest Income
During the three months ended September 30, 2022, interest income was $128 million, compared to $68 million during the three months ended October 1, 2021, an increase of $60 million, or 87 percent. During the nine months ended September 30, 2022, interest income was $306 million, compared to $205 million during the nine months ended October 1, 2021, an increase of $101 million, or 49 percent. The increases were primarily driven by higher returns in certain of our international locations.
Interest Expense
During the three months ended September 30, 2022, interest expense was $198 million, compared to $210 million during the three months ended October 1, 2021, a decrease of $12 million, or 6 percent. The decrease was primarily due to lower average debt balances and certain hedging activities that occurred during the prior year, partially offset by the impact of higher interest rates. During the nine months ended September 30, 2022, interest expense was $578 million, compared to $1,432 million during the nine months ended October 1, 2021, a decrease of $854 million, or 60 percent. The decrease was primarily due to charges in the prior year of $650 million associated with the extinguishment of long-term debt and certain hedging activities that occurred during the prior year.
Equity Income (Loss) — Net
Three Months Ended September 30, 2022 versus Three Months Ended October 1, 2021
During the three months ended September 30, 2022, equity income was $479 million, compared to equity income of $455 million during the three months ended October 1, 2021, an increase of $24 million, or 5 percent. The increase was primarily due to more favorable operating results reported by several of our equity method investees in the current year, partially offset by an unfavorable foreign currency exchange rate impact and the sale of all or a portion of our ownership interest in certain equity method investees. In addition, the Company recorded a net charge of $14 million and a net gain of $18 million during the three months ended September 30, 2022 and October 1, 2021, respectively, resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Nine Months Ended September 30, 2022 versus Nine Months Ended October 1, 2021
During the nine months ended September 30, 2022, equity income was $1,133 million, compared to equity income of $1,136 million during the nine months ended October 1, 2021, a decrease of $3 million. The decrease was primarily due to a $39 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees, the sale of all or a portion of our ownership interest in certain equity method investees, and an unfavorable foreign currency exchange rate impact. These unfavorable impacts were partially offset by more favorable operating results reported by several of our equity method investees in the current year.

Other Income (Loss) — Net
Three Months Ended September 30, 2022 versus Three Months Ended October 1, 2021
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
During the three months ended September 30, 2022, other income (loss) — net was a loss of $53 million. The Company recognized a net loss of $78 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recognized net foreign currency exchange losses of $36 million. Additionally, other income (loss) — net included income of $41 million related to the non-service cost components of net periodic benefit income and dividend income of $25 million. None of the other items included in other income (loss) — net was individually significant.
During the three months ended October 1, 2021, other income (loss) — net was a loss of $127 million. Other income (loss) — net included charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension settlement charges of $21 million related to the Company’s strategic realignment initiatives. These charges were partially offset by income of $73 million related to the non-service cost components of net periodic benefit income, a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments and dividend income of $18 million. None of the other items included in other income (loss) — net was individually significant.
Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Nine Months Ended September 30, 2022 versus Nine Months Ended October 1, 2021
During the nine months ended September 30, 2022, other income (loss) — net was a loss of $509 million. The Company recognized a net loss of $449 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recognized net foreign currency exchange losses of $190 million. The Company also recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock. Additionally, other income (loss) — net included income of $178 million related to the non-service cost components of net periodic benefit income and dividend income of $73 million. None of the other items included in other income (loss) — net was individually significant.
During the nine months ended October 1, 2021, other income (loss) — net was income of $920 million. The Company recognized a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to Coca-Cola Europacific Partners plc, also an equity method investee; a net gain of $341 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities; and a gain of $63 million related to the sale of a portion of our ownership interest in one of our equity method investments. Additionally, other income (loss) — net included income of $206 million related to the non-service cost components of net periodic benefit income and dividend income of $57 million. Other income (loss) — net also included charges of $266 million related to the restructuring of our manufacturing operations in the United States, pension settlement charges of $104 million related to our strategic realignment initiatives and net foreign currency exchange losses of $47 million. None of the other items included in other income (loss) — net was individually significant.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCA. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charge, one of our equity method investees issuing additional shares of its stock, and the charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 16 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.

Income Taxes
The Company recorded income taxes of $622 million (18.1 percent effective tax rate) and $609 million (19.7 percent effective tax rate) during the three months ended September 30, 2022 and October 1, 2021, respectively. The Company recorded income taxes of $1,671 million (18.2 percent effective tax rate) and $2,111 million (22.3 percent effective tax rate) during the nine months ended September 30, 2022 and October 1, 2021, respectively.
The Company’s effective tax rates for the three and nine months ended September 30, 2022 and October 1, 2021 vary from the statutory U.S. federal income tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 11 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. rate.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2022 is expected to be 19.0 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
The Company regularly reviews its optimal mix of short-term and long-term debt. The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $13.2 billion as of September 30, 2022. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $7.8 billion in unused backup lines of credit for general corporate purposes as of September 30, 2022. These backup lines of credit expire at various times from 2022 through 2027.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2021, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the nine months ended September 30, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $750 million. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.1 billion (including interest accrued through September 30, 2022), plus any additional interest accrued through the time of payment. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of September 30, 2022 and December 31, 2021, suppliers had elected to sell $1,199 million and $882 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $3,315 million and $2,339 million during the nine months ended September 30, 2022 and October 1, 2021, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $7,097 million and $4,595 million of trade accounts receivables under this program during the nine months ended September 30, 2022 and October 1, 2021, respectively, and the costs of factoring such receivables were not material. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities during the nine months ended September 30, 2022 and October 1, 2021 was $8,068 million and $9,231 million, respectively, a decrease of $1,163 million, or 13 percent. This decrease was primarily driven by higher annual incentive payments in 2022, higher marketing payments resulting from year-end accruals, higher tax payments, and an unfavorable impact due to foreign currency exchange rate fluctuations. These items were partially offset by increased operating income, lower payments related to our strategic realignment initiatives and increased benefits from the extension of certain vendor payment terms and our trade accounts receivable factoring program.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $2,189 million and net cash provided by investing activities during the nine months ended October 1, 2021 was $1,919 million.

Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 30, 2022, purchases of investments were $3,169 million and proceeds from disposals of investments were $3,049 million, resulting in a net cash outflow of $120 million. During the nine months ended October 1, 2021, purchases of investments were $4,732 million and proceeds from disposals of investments were $5,294 million, resulting in a net cash inflow of $562 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 30, 2022 and October 1, 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $40 million and $11 million, respectively.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 30, 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $229 million, which primarily related to the sale of our ownership interest in one of our equity method investments. During the nine months ended October 1, 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,950 million, which primarily related to the sale of our ownership interest in CCA and the sale of a portion of our ownership interest in one of our equity method investments. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the nine months ended September 30, 2022 and October 1, 2021 were $776 million and $728 million, respectively.
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral paid associated with our hedging activities during the nine months ended September 30, 2022 was $1,449 million. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2022 and October 1, 2021 was $5,078 million and $6,591 million, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the nine months ended September 30, 2022, the Company had issuances of debt of $4,351 million, which included $2,163 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $1,402 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $786 million, net of related discounts and issuance costs.
The Company made payments of debt of $3,761 million during the nine months ended September 30, 2022, which included payments of $3,022 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $739 million.
During the nine months ended September 30, 2022, the Company retired upon maturity U.S. dollar-denominated debentures of $410 million. Refer to Note 7 of Notes to Consolidated Financial Statements for additional information.
Issuances of Stock
During the nine months ended September 30, 2022, the Company received cash proceeds from issuances of stock of $707 million, an increase of $214 million when compared to cash proceeds from issuances of stock of $493 million during the nine months ended October 1, 2021. The issuances of stock during the nine months ended September 30, 2022 and October 1, 2021 were related to the exercise of stock options by employees.

Share Repurchases
During the nine months ended September 30, 2022, the total cash outflow for treasury stock purchases was $1,412 million. The Company repurchased 21.3 million shares of common stock under the share repurchase plans authorized by our Board of Directors. These shares were repurchased at an average cost of $62.67 per share, for a total cost of $1,336 million. In addition to shares repurchased, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the nine months ended September 30, 2022 resulted in a net cash outflow of $705 million.
Dividends
During the nine months ended September 30, 2022 and October 1, 2021, the Company paid dividends of $3,910 million and $5,437 million, respectively. As a result of the timing of dividend payment dates, the Company made two regular quarterly dividend payments during the nine months ended September 30, 2022, compared to three regular quarterly dividend payments during the nine months ended October 1, 2021. In 2022, the Company made its third regular quarterly dividend payment on October 3.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.44 per share at its October 2022 meeting. This dividend is payable on December 15, 2022 to shareowners of record as of the close of business on December 1, 2022.
Other Financing Activities
During the nine months ended September 30, 2022 and October 1, 2021, the total cash outflow for other financing activities was $1,053 million and $354 million, respectively. The activities during the nine months ended September 30, 2022 included payments totaling $548 million of the remaining $860 million of the purchase price of BodyArmor, which was originally held back related to indemnification obligations. The remainder of the activities during the nine months ended September 30, 2022 primarily included repayments of collateral related to our hedging programs.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income and earnings per share. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and nine months ended September 30, 2022 by 10 percent and 8 percent, respectively.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 30, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of September 30, 2022 to $419 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2021 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2021. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $13 billion as of December 31, 2021. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 30, 2022 would increase the potential aggregate incremental tax and interest liability by approximately $250 million and $750 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2021, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.1 billion (including interest accrued through September 30, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2022 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 2, 2022 through July 29, 2022	2,019,790	$62.59	2,007,449	140,686,226
July 30, 2022 through August 26, 2022	980,700	63.78	980,700	139,705,526
August 27, 2022 through September 30, 2022	874	62.73	—	139,705,526
Total	3,001,364	$62.98	2,988,149
1The total number of shares purchased includes: (i) shares purchased, if any, pursuant to the 2019 Plan described in footnote 2 below and (ii) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2On February 21, 2019, the Company publicly announced that our Board of Directors had authorized a plan (“2019 Plan”) for the Company to purchase up to 150 million shares of our common stock. This column discloses the number of shares purchased pursuant to the 2019 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
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

10.1	Letter, dated July 21, 2022, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022.
10.2	Letter, dated July 21, 2022, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2022.
10.3	Letter, dated August 18, 2022 from the Company to Jennifer Mann.

10.4
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Alfredo Rivera, dated August 20, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2022.

10.5	Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Barry Simpson, dated September 7, 2022.
10.6	Amendment Eight to The Coca-Cola Company Supplemental Pension Plan, dated August 9, 2022.
10.7	Amendment Six to The Coca-Cola Company Supplemental Cash Balance Plan, dated August 9, 2022.
10.8	Amendment Three to The Coca-Cola Company Supplemental 401(k) Plan, dated August 9, 2022.
10.9	Fifth Amendment to The Coca-Cola Company Severance Pay Plan, dated August 9, 2022.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2022 and October 1, 2021; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and October 1, 2021; (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and October 1, 2021; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	October 26, 2022	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	October 26, 2022	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)