Form 10-K
period 2022-12-31
COCA COLA CO
filed 2023-02-21
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its         audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of July 1, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $276,302,826,050 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant’s Common Stock as of February 17, 2023 was 4,326,691,783.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2023 Annual Meeting of Shareowners are incorporated by reference in Part III.

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and net income per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.
Part I
ITEM 1.  BUSINESS
In this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to the Company account for 2.2 billion of the estimated 64 billion servings of all beverages consumed worldwide every day.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of beverage options to meet their desires, needs and lifestyles. Our success further depends on the ability of our people to execute effectively, every day.
We are guided by our purpose, which is to refresh the world and make a difference. Our vision for growth has three connected pillars:
•Loved Brands. We craft meaningful brands and a choice of drinks that people love and enjoy and that refresh them in body and spirit.
•Done Sustainably. We grow our business in ways that achieve positive change in the world and build a more sustainable future for our planet.
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

Operating Segments
The Company’s operating structure is the basis for our internal financial reporting. Our operating structure includes the following operating segments:
•Europe, Middle East and Africa
•Latin America
•North America
•Asia Pacific
•Global Ventures
•Bottling Investments
Additionally, our operating structure includes operating units, which sit under our four geographic operating segments. The operating units are focused on regional and local execution and are highly interconnected, with the goal of eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas while staying close to the consumer. The global marketing category leadership teams primarily focus on innovation as well as marketing efficiency and effectiveness.
Our operating structure also includes Corporate, which consists of two components: (1) a center focusing on strategic initiatives, policy, governance and scaling global initiatives, and (2) a platform services organization supporting the operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities, including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
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
•“Company Trademark Beverages” means beverages bearing our trademarks and certain other beverages bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive an economic benefit; and
•“Trademark Coca-Cola Beverages” or “Trademark Coca-Cola” means nonalcoholic beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke/Coca-Cola Light and Coca-Cola Zero Sugar and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word “Trademark” together with the name of one of our other beverage products (such as “Trademark Fanta,” “Trademark Sprite” or “Trademark Simply”), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that “Trademark Fanta” includes Fanta Orange, Fanta Zero Orange, Fanta Zero Sugar, Fanta Apple, etc.; “Trademark Sprite” includes Sprite, Sprite Zero Sugar, etc.; and “Trademark Simply” includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).

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
We own and market numerous valuable beverage brands, including the following:
•sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes1, Sprite and Thums Up;
•water, sports, coffee and tea: Aquarius, Ayataka, BODYARMOR, Ciel, Costa, Dasani, doğadan, FUZE TEA, Georgia, glacéau smartwater, glacéau vitaminwater, Gold Peak, Ice Dew, I LOHAS, Powerade and Topo Chico; and
•juice, value-added dairy and plant-based beverages: AdeS, Del Valle, fairlife, innocent, Minute Maid, Minute Maid Pulpy and Simply.
1 Schweppes is owned by the Company in certain countries other than the United States.
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other beverage brands through licenses, joint ventures and strategic relationships. For example, certain Coca-Cola system bottlers distribute certain brands of Monster Beverage Corporation (“Monster”), primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.
Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one market to another and can change over time within a single market. Our Company continually seeks to further optimize its portfolio of brands, products and services in order to create and satisfy consumer demand in every market.

Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. Consumers enjoy finished beverage products bearing trademarks owned by or licensed to the Company at a rate of 2.2 billion servings each day. Our strong and stable bottling and distribution system helps us capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to consumers throughout the world.
The Coca-Cola system sold 32.7 billion and 31.3 billion unit cases of our products in 2022 and 2021, respectively. Sparkling soft drinks represented 69 percent of our worldwide unit case volume in both 2022 and 2021. Trademark Coca-Cola accounted for 46 percent and 47 percent of our worldwide unit case volume in 2022 and 2021, respectively. In 2022, unit case volume in the United States represented 17 percent of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42 percent of U.S. unit case volume. Unit case volume outside the United States represented 83 percent of the Company’s worldwide unit case volume in 2022. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 32 percent of our worldwide unit case volume. Of the non-U.S. unit case volume, 70 percent was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 47 percent of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2022 were as follows:
•Coca-Cola FEMSA, S.A.B. de C.V. (“Coca-Cola FEMSA”), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, including Mexico City, as well as southeast and northeast Mexico), Guatemala (most of the country), Colombia (most of the country), Nicaragua, Costa Rica, Panama, Venezuela, Uruguay, Brazil (a major part of the states of São Paulo and Minas Gerais; the states of Mato Grosso do Sul, Paraná and Santa Catarina; and part of the states of Rio Grande do Sul, Goiás and Rio de Janeiro), and Argentina (federal capital of Buenos Aires and surrounding areas);
•Coca-Cola Europacific Partners plc (“CCEP”), which has bottling and distribution operations in Andorra, Australia, Belgium, Fiji, continental France, Germany, Great Britain, Iceland, Indonesia, Luxembourg, Monaco, the Netherlands, New Zealand, Norway, Papua New Guinea, Portugal, Samoa, Spain and Sweden;
•Coca-Cola HBC AG (“Coca-Cola Hellenic”), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Egypt, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;
•Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and part of the states of New Mexico, Oklahoma and Arkansas in the United States; and
•Swire Coca-Cola Limited, which as of December 31, 2022 had bottling and distribution operations in 11 provinces and the Shanghai municipality in mainland China, Hong Kong, Taiwan, Cambodia and territories in 13 states in the western United States. Swire Coca-Cola Limited acquired our bottling and distribution operations in Vietnam in January 2023.
In 2022, these five bottling partners combined represented 42 percent of our total worldwide unit case volume.
Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.
Bottler’s Agreements
We have separate contracts, to which we generally refer as “bottler’s agreements,” with our bottling partners under which our bottling partners are granted certain authorizations by us. Subject to specified terms and conditions and certain variations, the bottler’s agreements generally authorize the bottlers to prepare, package, distribute and sell Company Trademark Beverages in authorized containers in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers. However, we typically reserve for us or our designee the right (1) to prepare and package such Company Trademark Beverages in such containers in the territory for sale outside the territory; (2) to prepare, package, distribute and sell such Company Trademark Beverages in the territory in any other manner or form (territorial restrictions on bottlers vary in some cases in accordance with local law); and (3) to handle certain key accounts (accounts that cover multiple territories).

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

Promotional and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing support and/or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottler’s agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist the bottlers. Likewise, in many instances, we provide promotional and marketing support and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount provided by our Company to bottlers, resellers and other customers of our Company’s products, principally for participation in promotional and marketing programs, was $4.8 billion in 2022.
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
In addition, from time to time we make equity investments representing noncontrolling interests in certain bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system’s production, marketing, sales and distribution capabilities around the world by providing expertise and resources to strengthen those businesses. These investments are intended to result in increases in unit case volume, net operating revenues and profits at the bottler level, which in turn generate increased sales for our Company’s concentrate operations. When our equity investment provides us with the ability to exercise significant influence over the investee bottler’s operating and financial policies, we account for the investment under the equity method.
Seasonality
Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters historically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
The commercial beverage industry is highly competitive and consists of numerous companies, ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutables (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has authorized alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. Competitive products include all flavored alcohol beverages containing various alcohol bases. In many of the countries in which we do business, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, Unilever, AB InBev, Kirin Holdings, Heineken N.V., Diageo and Red Bull GmbH. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.
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
Raw Materials
We and our bottling partners use various ingredients in our business, including high fructose corn syrup (“HFCS”), sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as coffee, orange and other fruit juice and juice concentrates; packaging materials such as polyethylene terephthalate (“PET”), bio-based PET and recycled PET for bottles; and aluminum cans, glass bottles and other containers.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is HFCS, which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States or in other major corn-producing areas of the world may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS. The principal nutritive sweetener used by our business outside the United States is sucrose (i.e., table sugar), which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers’ requirements with the assistance of Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our North American operations and to our U.S. bottling partners for the purchase of various goods and services, including HFCS.
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
Juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are the principal raw materials for our juice and juice drink products. We source our orange juice and orange juice concentrate primarily from Florida and the Southern Hemisphere (particularly Brazil). We work closely with Cutrale Citrus Juices U.S.A., Inc., our primary supplier of orange juice from Florida and Brazil, to ensure an adequate supply of orange juice and orange juice concentrate that meets our Company’s standards. However, the citrus industry is impacted by citrus greening disease and the variability of weather conditions that can affect the quality and supply of orange juice and orange juice concentrate. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, citrus greening disease is reducing the number of citrus trees and increasing grower costs and prices.
We generate most of our coffee revenues through Costa. Costa purchases Rainforest Alliance Certified and other green coffee through multiple suppliers. While most of Costa’s coffee is sourced as readily available bulked commercial grade from Brazil, Vietnam and Colombia, many of Costa’s suppliers have vertically integrated supply chains with direct access to yields from cooperatives and producer groups.
Our consolidated bottling operations and our non-bottling finished product operations also purchase various other raw materials, including, but not limited to, PET resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and beverage gases, including carbon dioxide and liquid nitrogen. While we generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages, certain packaging materials, such as aluminum cans, are available from a limited number of suppliers.
Patents, Copyrights, Trade Secrets and Trademarks
Our Company owns numerous patents, copyrights, trade secrets and other know-how and technology, which we collectively refer to in this report as “technology.” This technology generally relates to beverage products and the processes for their production; packages and packaging materials; design and operation of processes and equipment useful for our business; and

certain software. Some of the technology is licensed to suppliers and other parties. Trade secrets are an important aspect of our technology, and our sparkling beverage and other beverage formulas are among the important trade secrets of our Company.
We also own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our bottler’s agreements, we authorize our bottlers to use applicable Company trademarks in connection with their preparation, packaging, distribution and sale of Company products. In addition, we authorize certain third parties to use applicable Company trademarks in connection with their preparation, packaging, distribution and sale of beverages bearing Company trademarks in certain territories. We also grant licenses to third parties from time to time to use certain of our trademarks in conjunction with certain merchandise and food products.
Governmental Regulation
Our Company is required to comply, and it is our policy to comply, with all applicable laws in the countries and territories throughout the world in which we do business. In many jurisdictions, our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.
In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of our Company’s products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; various federal and state laws and regulations governing competition and trade practices, including the Robinson-Patman Act of 1936, as amended, and the Clayton Antitrust Act of 1914, as amended; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; privacy and personal data protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements and regulatory reviews.
Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 exempts a product from a warning if the manufacturer can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
•below a “safe harbor” threshold that may be established;
•naturally occurring;
•the result of necessary cooking; or
•subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 list can be detected in certain Company products at low levels that are safe. The Company maintains that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. However, the state of California and other parties have in the past taken a contrary position and may do so in the future. Additionally, the state of California may include other substances on the Proposition 65 list in the future.
Bottlers of our beverage products presently offer, among other beverage containers, nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and elsewhere around the world requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes, product stewardship and/or restrictions or bans on the use of certain types of packaging, including certain packaging containing per- and polyfluoroalkyl substances (“PFAS”), also apply in various jurisdictions in the United States and elsewhere around the world. We anticipate that additional such legal requirements may be proposed or enacted in the future at federal, state and local levels, both in the United States and elsewhere around the world.
All of our Company’s facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources, discharge of wastewater and air emissions. In addition, increasing concern over climate change is expected to continue to result in additional legal or regulatory requirements (both inside and outside the United States) designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics. Our policy is to comply with all such legal requirements. We have made, and plan on continuing to make, expenditures necessary to comply with applicable environmental laws and regulations and to make progress toward achieving our sustainability goals. While compliance has not had a material adverse effect on our Company’s capital expenditures, net income or competitive position, changes in environmental compliance requirements along with expenditures necessary to comply with such requirements and to make progress toward achieving our sustainability goals could adversely affect our financial performance.
We are also subject to various federal, state and international laws and regulations related to cybersecurity, privacy and data protection, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection Law, the California Consumer Privacy Act of 2018, which became effective on January 1, 2020, as amended by the California Privacy Rights Act, which became effective on January 1, 2023, the Virginia Consumer Data Protection Act, which became effective on January 1, 2023, and privacy laws in Colorado, Connecticut and Utah, which are slated to take effect during 2023. The interpretation and application of privacy, data protection and data residency laws are often uncertain and are expanding in the United States and internationally, including in the European Union, Brazil, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business, and we develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately. As a result, our ability to maximize the utility of our data could be impacted and we may need to modify our practices to accommodate legal and regulatory constraints and obligations or meet consumer expectations.
Human Capital Management
Our people and culture agendas are critical business priorities. Our Board of Directors, through the Talent and Compensation Committee, provides oversight of the Company’s policies and strategies relating to talent; leadership and culture, including diversity, equity and inclusion; and the Company’s compensation philosophy and programs. The Talent and Compensation Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives. In addition, the Committee on Directors and Corporate Governance of our Board of Directors oversees succession planning and talent development for our senior executives.
Employees
We believe people are our most important asset, and we strive to attract and retain high-performing talent. As of December 31, 2022 and 2021, our Company had approximately 82,500 and 79,000 employees, respectively, of which approximately 9,000 and 9,400, respectively, were located in the United States. The increase in the total number of employees was primarily due to Costa opening new retail stores as well as the existing Costa retail stores requiring additional staff to meet increased demand, partially offset by the impact of refranchising our bottling operations in Cambodia. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2022, approximately 600 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will be able to successfully renegotiate such agreements when they expire.
Diversity, Equity and Inclusion
We believe that a diverse, equitable and inclusive workplace that mirrors the markets we serve is critical to the Company’s continued growth and success. We take a comprehensive view of diversity, equity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity.
As of December 31, 2022, we had approximately 7,800 employees located in the United States, excluding the employees of the Global Ventures operating segment; fairlife, LLC; and BA Sports Nutrition, LLC. Of these 7,800 employees, 40 percent and 48 percent were female and people of color, respectively.
We seek to create a better shared future for everyone our brands and business touch. We are focused on providing access to equal opportunity and fostering belonging both in our workplaces and the local communities we proudly serve. We have publicly announced our 2030 aspirations to be 50 percent led by women globally, and in the United States, to reflect the U.S. Census racial and ethnic representation at all job grade levels. Each of our operating units outside the United States has developed locally relevant diversity, equity and inclusion aspirations. Diversity and inclusion metrics, which highlight progress and help drive accountability, are shared with our senior leaders on a quarterly basis. Our Global Women’s Leadership Council, composed of ten senior leaders, focuses on accelerating the development and promotion of women into roles of increasing responsibility and influence.
We believe our sustainability goals, including our diversity, equity and inclusion aspirations, are key drivers for growth. Accordingly, in 2022, we introduced quantitative and qualitative components into our compensation programs for our executives to promote progress toward our diversity, equity and inclusion aspirations, as well as to encourage the design and implementation of sustainable diversity, equity and inclusion strategies and programs that foster the recruitment, development and retention of diverse talent.

We conduct annual pay equity analyses, with regard to gender globally and race/ethnicity in the United States, to help ensure our base pay structures are fair and to identify and address potential issues or disparities. When appropriate, we adjust base pay. Also, as permitted by local law, during the annual rewards cycle, we perform an adverse impact analysis on base pay, annual incentives and long-term incentives to help ensure fairness.
We support many employee-led inclusion networks, which are an integral part of operationalizing and embedding our diversity, equity and inclusion strategies. Our inclusion networks are regionally structured to meet relevant local needs, and they provide employees with the opportunity to engage with colleagues around the world based on common interests or backgrounds.
Talent and Development
Through our comprehensive global talent management processes, we continuously identify and develop our talent for acceleration in our networked organization. We believe in providing challenging and diverse experiences and opportunities to our people to help them develop and grow.
In 2022, we launched a global career strategy program called “Thrive,” which is designed to provide clarity to employees on what it means to have a career at the Company. Through our people-centered approach, we strive to create an integrated, streamlined and inspiring career experience. We believe that development is anchored in acquiring skills and work experiences. We focus on investing in inspirational leadership, capability development, and providing learning opportunities to equip our global workforce with the skills they need for the future and to improve employee engagement and retention. We provide a range of formal and informal learning programs, which are designed to help our employees continuously grow and strengthen their skills throughout their careers. We provide online learning through a robust catalog of digital content as well as experiential learning opportunities, and we are continually identifying opportunities to provide democratized access to content for all of our employees. We also have Thrive Opportunity Marketplace, a people-centered technology solution that helps connect project opportunities to interested employees who have the capacity, skills and interest in short-term experiences and assignments. Additionally, we offer comprehensive Company-wide coaching and mentoring programs that support leadership and employee development at all levels in our organization.
We also believe that talent thrives in a growth-oriented environment where high performance and leadership effectiveness are valued. Our talent practices rely on data and feedback from multiple sources to help our employees get the transparent and timely feedback they need to be successful.
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
Culture and Engagement
As our employees work together to achieve our purpose to refresh the world and make a difference, they collectively build and reinforce our culture. Our culture is rooted in our growth mindset, which expects each employee, leader and function to be curious, empowered, inclusive and agile. We use a variety of practices to measure and support progress against these growth behaviors and to ensure that our employees are engaged and fulfilled at work. For example, our Performance Enablement and Culture & Engagement Pulse platforms provide regular opportunities for employees across the organization to provide feedback on how their leaders, teammates and work experiences support the growth behaviors. Data from questionnaires are anonymized and plotted against historical results to inform teams and functions on areas of strength and opportunities for improvement. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership that include employee question-and-answer sessions. In addition, function-level town halls are held on a         regular basis.

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
RISKS RELATED TO OUR OPERATIONS
Unfavorable general economic and geopolitical conditions could negatively impact our financial results.
Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including inflation, credit market conditions, increased unemployment, levels of consumer and business confidence, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, levels of government spending and deficits, and actual or anticipated default on sovereign debt. Many of the jurisdictions in which our products are sold have experienced, and could continue to experience, unfavorable changes in economic conditions, which could negatively affect the affordability of, and consumer demand for, our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and negatively affect our overall financial performance.
Other financial uncertainties in our major markets and unstable geopolitical conditions or events in certain markets, including civil unrest, acts of war, terrorism or governmental changes, or changes in international relations could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Product boycotts resulting from political activism could reduce demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it difficult, or even impossible, for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental actions or policies, could also negatively affect our business.
In March 2022, the Company announced the suspension of its business in Russia. While we have maintained our operations in Ukraine to the extent possible, our business in Ukraine has been disrupted due to the conflict. Although we currently do not anticipate that the suspension of our operations in Russia or the disruptions in Ukraine will have a material impact on our results of operations, the conflict has resulted, and could continue to result, in volatile commodity markets, supply chain disruptions, increased risk of cyber incidents or other disruptions to our information systems, reputational risk, heightened risks to employee safety, business disruptions (including labor shortages), reduced availability and increased costs for transportation, energy, packaging and raw materials and other input costs, additional sanctions, export controls and other legislation or regulations (including restrictions on the transfer of funds to and from Russia), or difficulty protecting and enforcing our intellectual property rights. The ongoing conflict could result in the temporary or permanent loss of assets or result in additional impairment charges. We cannot predict how and the extent to which the conflict will continue to affect our employees, operations, customers or business partners or our ability to achieve certain of our sustainability goals.

Increased competition could hurt our business.
We operate in the highly competitive commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading “Competition” set forth in Part I, “Item 1. Business” of this report. Our ability to maintain or gain share of sales in the global market or in regional or local markets may be limited as a result of actions by competitors. Competitive pressures may cause the Company and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers’ ability to increase prices, as may be necessary in response to commodity and other cost increases. Such pressures may also increase marketing costs along with in-store placement, slotting and other marketing fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing and innovation to maintain consumer interest, brand loyalty and market share while strategically expanding into other profitable categories of the commercial beverage industry, our business could be negatively affected.
If we are not successful in our innovation activities, our financial results may be negatively affected.
Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities depends on our ability to correctly anticipate customer and consumer acceptance and trends; obtain, maintain and enforce necessary intellectual property rights; and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
Changes in the retail landscape or the loss of key retail or foodservice customers could adversely affect our financial results.
Our industry is being affected by the trend toward consolidation in, and the blurring of the lines between, retail channels, particularly in Europe and the United States. Retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Coca-Cola system’s profitability. In addition, in developed markets, discounters and value stores are growing at a rapid pace, while in emerging and developing markets, modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we and our bottling partners build e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
If we are unable to expand our business in emerging and developing markets, our growth could be negatively affected.
Our success depends in part on our ability to grow our business in emerging and developing markets, which in turn depends on economic and political conditions in those markets and on our ability to work with local bottlers to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Additionally, we rely on local availability of talented management and employees to establish and manage our operations in these markets. Scarcity of, or heavy competition for, talented employees could impede our abilities in such markets. Moreover, the supply of our products in emerging and developing markets must match consumer demand for those products. Due to product price, limited purchasing power and cultural differences, our products may not be accepted in any particular emerging or developing market.
If we do not successfully manage the potential negative consequences of our productivity initiatives, our business operations could be adversely affected.
We believe that improved productivity is essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business model possible. Consequently, we continuously search for productivity opportunities in our business. Some of the actions we may take from time to time in pursuing these opportunities may become a distraction for our managers and employees and may disrupt our ongoing business operations; cause deterioration in employee morale, which may make it more difficult for us to retain or attract qualified managers and employees; disrupt or weaken the internal control structures of the affected business operations; and give rise to negative publicity, which could affect our corporate reputation. If we are unable to successfully manage the potential negative consequences of our productivity initiatives, our business operations could be adversely affected.

If we are unable to attract or retain a highly skilled and diverse workforce, our business could be negatively affected.
The success of our business depends on our Company’s and the Coca-Cola system’s ability to attract, hire, develop, motivate and retain a highly skilled and diverse workforce as well as on our success in nurturing a culture that supports our growth and aligns employees around the Company’s purpose and work that matters most. Competition for, along with compensation and benefits expectations of, existing and prospective personnel have increased. In addition, the broader labor market is experiencing a shortage of qualified workers, which has further increased the competition we face for qualified employees. We may not be able to successfully compete for, attract or retain the highly skilled and diverse workforce that we want and that our future business needs may require, such as employees with e-commerce, social media and digital marketing and advertising skills, and/or digital and analytics capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, hire, develop, motivate and retain highly skilled and diverse talent; to meet our goals related to fostering an inclusive and diverse culture, including increasing the number of underrepresented employees in the United States; to develop and implement an adequate succession plan for our management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success.
Disruption of our supply chain, including increased commodity, raw material, packaging, energy, transportation and other input costs may adversely affect our financial condition or results of operations.
We have experienced, and could continue to experience, disruptions in our manufacturing operations and supply chain. In connection with our manufacturing and bottling operations, we and our bottling partners are dependent upon, among other things, various ingredients and other raw materials and packaging materials. For additional information on the raw materials and supplies we use in our business, refer to the heading “Raw Materials” set forth in Part I, “Item 1. Business” of this report. Some of the raw materials and supplies used in the production of our products are available from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. Furthermore, some of our suppliers are located in countries experiencing political or other risks and/or unfavorable economic conditions. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients or other raw materials. In addition, adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. Any sustained or significant disruption to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which could adversely impact our business.
We and our independent bottlers operate a large fleet of trucks and other motor vehicles to distribute beverage products to customers. In addition, we and our independent bottlers use a significant amount of electricity, natural gas and other energy sources to operate production plants, bottling plants and distribution facilities. Throughout 2022, increases in energy demand, along with supply disruptions exacerbated by the conflict between Russia and Ukraine, resulted in significantly higher energy prices, particularly in Europe, which could continue to impact us and our independent bottlers in the future.
The raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs that we use for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. These factors include changes in supply and demand; supplier capacity constraints; a deterioration of our or our bottling partners’ relationships with suppliers; inflation; weather conditions (including the effects of climate change); wildfires and other natural disasters; disease or pests (including the impact of citrus greening disease on the citrus industry); agricultural uncertainty; health epidemics, pandemics or other contagious outbreaks (including COVID-19); labor shortages, strikes or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; political uncertainties; acts of terrorism; governmental instability; or fluctuations in foreign currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We expect the inflationary pressures on input and other costs to continue to impact our business in 2023.
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
Since early 2020, the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus have negatively impacted, and could continue to negatively impact, our business globally. The extent and nature of governmental actions related to the COVID-19 pandemic have varied across our markets based upon the then-current extent and severity of the COVID-19 pandemic. At times we have experienced a decrease in sales of certain of our products in markets around the world, as well as a shift in consumer demand to more at-home consumption versus away-from-home consumption. While we have experienced improved trends throughout 2021 and 2022 in away-from-home channels and improved margins, our recovery has been asynchronous, and the full extent to which the COVID-19 pandemic will affect our results of operations, financial condition and cash flows will depend on future developments that are highly uncertain. If COVID-19 infection rates increase, the pandemic intensifies, or continued efforts to curb the pandemic are ineffective, the negative impacts of the pandemic on our sales could be more prolonged and may become more severe than what we have experienced to date.
The COVID-19 pandemic has disrupted and could continue to disrupt our global supply chain. We and our bottling partners have experienced temporary disruptions in certain of our operations; delays in delivery of concentrates, ingredients, packaging and equipment; temporary plant closures; production slowdowns; and difficulty or delays in sourcing key ingredients and beverage containers. We and our bottling partners may face similar disruptions in the future, which may increase supply chain and packaging costs, or may result in an inability to secure key ingredients and inputs, which could cause delays in delivering our products to our customers and consumers. Although we are unable to predict the impact on our ability to source materials in the future, we expect supply chain pressures to continue into 2023.
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
If we do not successfully integrate and manage our acquired businesses, brands or bottling operations, or if we are unable to realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships, our financial results could suffer.
We routinely evaluate opportunities to acquire businesses or brands to expand our beverage portfolio and capabilities. Additionally, from time to time, we have acquired or taken control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring businesses, brands or bottling operations. The expected benefits of business or brand acquisitions, including cost and growth synergies associated with such acquisitions, may take longer to realize than expected or may not be realized at all. Moreover, we may encounter challenges to successfully integrating the operations, technologies, services, products and systems of any acquired businesses in an effective, timely and cost-efficient manner. We may also encounter unexpected difficulties, costs or delays in restructuring and integrating acquired businesses, brands or bottling operations into our Company’s operating, governance, sustainability and internal control structures, including extending our Company’s internal control over financial reporting to newly acquired businesses, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. In addition, our quality management program, which is designed to ensure product quality and safety, may not be sufficiently robust to effectively manage the expanded range of product offerings introduced through newly acquired businesses or brands, which may increase our costs or subject us to negative publicity. Also, we may not be able to successfully manage the additional complexities involved with overseeing various supply chain models as we expand our product offerings. Our financial performance is impacted by how well we can integrate and manage acquired businesses, brands and bottling operations, and we may not be able to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations. If we incur unforeseen liabilities or costs in connection with acquiring or integrating businesses, brands or bottling operations, experience internal control or product quality failures, or are unable to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations, our consolidated results could be negatively affected.
We also participate in the sales of other beverage brands through licenses, joint ventures and strategic relationships. If we are unable to successfully manage our relationships with our joint venture partners or our strategic relationships, including our relationship with Monster, or if for any other reason we fail to realize all or a significant portion of the benefits we expect from our joint ventures or strategic relationships, our financial performance could be adversely affected.

If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain services in support of key portions of our operations. These third parties are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms or applicable laws. In addition, while we have procedures in place for assessing risk along with selecting, managing and monitoring our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.
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
There is growing concern among consumers, public health professionals and government agencies about the health problems associated with obesity. Increasing public concern about obesity; other health-related public concerns surrounding consumption of sweetened beverages; potential new or increased taxes on sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sweetened beverages may reduce demand for, or increase the cost of, our sweetened beverages, which could adversely affect our profitability.
If we do not address evolving consumer product and shopping preferences, our business could suffer.
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sweetened beverages and the perceived undesirability of artificial ingredients; concerns regarding the perceived health effects of, or location of origin of, ingredients, raw materials or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid); shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and delivery methods; changes in consumer lifestyles; concerns regarding the environmental, social and sustainability impact of ingredient sources and the product manufacturing process; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained in, our packaging containers and other materials; concerns about the health and welfare of animals in our dairy supply chain; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.

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
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as synthetic colors, non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole (“4-MEI”), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-flavored beverages; or substances used in packaging materials, such as bisphenol A (“BPA”), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers’ preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about perceived or potential health consequences of the presence of ingredients or substances in our beverage products or in packaging materials (or alleged presence of substances such as PFAS) and/or the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted, and could result, in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; potential new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our efforts to digitalize the Coca-Cola system, our financial results could be negatively affected.
The digital evolution is affecting how we interact with consumers, customers, suppliers, bottlers and other business partners and stakeholders. We believe our future success will depend in part on our ability to adapt to and thrive in the digital environment. Therefore, one of our top priorities is to digitalize the Coca-Cola system by, among other things, creating more relevant and more personalized experiences wherever our system interacts with consumers, whether in a digital environment or through digital devices in an otherwise physical environment; finding ways to create more powerful digital tools and capabilities for the Coca-Cola system’s retail customers to enable them to grow their businesses; and digitalizing operations through the use of data, artificial intelligence, automation, robotics and digital devices to increase efficiency and productivity. If we are not successful in our efforts to digitalize the Coca-Cola system, our ability to increase sales and improve margins may be negatively affected and the cost and expenses we have incurred or may incur in connection with our digitalization initiatives may adversely impact our financial performance.
If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build the brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights have not always had, and may not in the future always have, the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives have engaged, and may in the future engage, in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates have been, and could in the future be, the subject of backlash from advocacy groups or others that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships have subjected us in the past, and could subject us in the future, to negative publicity as a result of actual or alleged misconduct by individuals, hosts or entities associated with organizations we sponsor or support financially or through in-kind contributions. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with workplace, human rights or animal welfare issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, allegations, even if untrue, that we are not respecting internationally recognized human rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; actual or perceived failure by our suppliers, joint venture partners or other business partners to engage in proper animal welfare practices; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers. In addition, if we fail to respect our employees’ and our supply chain employees’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the commercial beverage industry, the Company continually introduces new products and evolves existing products to stimulate consumer demand. For instance, the Company has directly entered the alcohol beverage category in numerous markets outside the United States, and in the United States, the Company has authorized alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The success of new and evolved products depends on a number of factors, including timely and successful product development, adherence to new global and/or local standards of practice, consumer acceptance and stakeholder perception. Such endeavors may also involve significant risks and uncertainties, including greater execution risks; higher costs; lower rates of sales; distraction of management from existing operations; lower product, category or industry knowledge and expertise; slower than expected or inadequate return on investments; increased competitive pressures; stakeholder scrutiny; and reliance on the performance of third parties. As we become subject to additional governmental regulations, including alcohol regulations related to licensing, trade and pricing practices, labeling, advertising, promotion and marketing practices, and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruptions to our existing business.
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
RISKS RELATED TO REGULATORY AND LEGAL MATTERS
Increases in income tax rates, changes in income tax laws or regulations, or unfavorable resolutions of tax matters could have a material adverse impact on our financial results.
We are subject to income tax in the United States and numerous other jurisdictions in which we generate profits. Our overall effective income tax rate is a function of applicable local tax rates in the jurisdictions in which we operate, tax treaties between such jurisdictions, and the geographic mix of our income before income taxes, which is itself impacted by currency movements. Consequently, the isolated or combined effects of unfavorable movements in tax rates, geographic mix or foreign currency exchange rates could reduce our net income. Tax laws and regulations, including rates of taxation, are subject to revisions by individual taxing jurisdictions, and such revisions may result from multilateral agreements. Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Model rules adopted pursuant to this project would establish a global per-country minimum tax of 15 percent, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. Other countries have taken similar actions. It is possible that the legislative adoption of these or other proposals could have a material impact on our net income and cash flows. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.
For instance, the United States Internal Revenue Service (“IRS”) is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. The Company firmly believes that the IRS’ claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) predominantly siding with the IRS. Although the Company disagrees with the unfavorable portions of the Opinion and intends to vigorously defend its position, considering all avenues of appeal, there is no assurance that the courts will ultimately rule in the Company’s favor. It is therefore possible that all or some of the unfavorable portions of the Opinion could ultimately be upheld. In that event, the Company would be subject to significant additional liabilities for the years at issue and potentially also for the subsequent years if the unfavorable portions of the Opinion were to be applied to the foreign licensees covered within the scope of the Opinion. Moreover, the IRS could successfully appeal the portions of the Opinion that are favorable to the Company and/or assert new claims for additional tax relating to the subsequent years by broadening the scope to cover additional foreign licensees. These adjustments could have a material adverse impact on the Company’s financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or thereafter, may also have an impact on the transition tax payable as part of the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). For additional information regarding the tax litigation, refer to Part I, “Item 3. Legal Proceedings” of this report.
Increased or new indirect taxes could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, tariffs, excise taxes, sales or value-added taxes, taxes on sweetened beverages, packaging taxes, carbon taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate. In addition, in the past, the

U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sweetened beverages and alcohol beverages, as well as packaging and/or packaging materials. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.
We and our bottlers offer, among other beverage containers, nonrefillable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, recycling content, tethered bottle caps, ecotax and/or product stewardship, or prohibitions on certain types of plastic products, packages and cups (including packaging containing PFAS) have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state and local levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Various jurisdictions have adopted and may seek to adopt significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products.
For example, under one such law in California, known as Proposition 65, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the exposure falls under an established safe harbor level or another exemption is applicable. For additional information regarding Proposition 65, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and potential adverse publicity could negatively affect our sales both in California and in other markets.
Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, those arising out of our advertising and marketing practices, product claims and labels, competition, distribution and pricing, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
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
Our Company is subject to various laws and regulations in the countries and territories throughout the world in which we do business, including laws and regulations relating to competition, distribution and pricing, product safety, advertising and labeling, container deposits, recycling, recycled content, product stewardship, the protection of the environment, occupational health and safety, employment and labor practices, personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. Changes in applicable laws or regulations or evolving interpretations thereof, changes in enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past resulted in, and could continue to result in, higher compliance costs, higher capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. In addition, increased or additional regulations to limit and/or report carbon dioxide and other greenhouse gas emissions as a result of concern over climate change; to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns; or to limit or impose additional costs on commercial water use due to local water scarcity concerns, have in the past and could continue to result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. Failure to comply with various laws and regulations (or allegations thereof), such as U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations; antitrust and competition laws; anti-modern slavery laws; anti-bribery and anti-corruption laws; data privacy laws, including the European Union’s General Data Protection Regulation and China’s Personal Information Protection Law; tax laws and regulations; and a variety of other applicable local, national and multinational regulations and laws, could result in litigation or criminal or civil enforcement actions, including voluntary and involuntary document requests, the assessment of damages, the imposition of penalties, the suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or the cessation or interruption of operations at our or our bottling partners’ facilities, as well as damage to our or our bottling partners’ image and reputation, all of which could harm our or our bottling partners’ profitability.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using many currencies other than the U.S. dollar. In 2022, we derived $27.6 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Global events, including the conflict between Russia and Ukraine, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainties, may cause currencies to fluctuate in relation to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.
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
We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company employees and our bottlers, customers, suppliers, consumers and other third parties. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or cybersecurity incidents. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include social engineering, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such cybersecurity incidents could result in unauthorized or accidental access to or disclosure of material confidential information or regulated personal data. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrates or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information, or unauthorized access to machines and equipment could result in violations of data protection laws and regulations, misuse or malfunction of machines and equipment, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight, including governmental investigations, enforcement actions and regulatory fines. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or to repair or replace networks and information systems. These risks also may be present to the extent any of our bottling partners, distributors, joint venture partners or suppliers using separate information systems, not integrated with the information systems of the Company, suffers a cybersecurity incident and could result in increased costs related to involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired, but which does not use our information systems, experiences severe damage, a system shutdown, service disruption, or a cybersecurity incident.
Like most major corporations, the Company’s information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners, suppliers or acquired businesses that use separate information systems, may experience cybersecurity incidents that may involve data we share with them. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed adequate, appropriate, reasonable or in accordance with applicable legal requirements may not protect the information we maintain against increasingly sophisticated attacks. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
If we fail to comply with privacy and data protection laws, we could be subject to adverse publicity, business disruption, data loss, government enforcement actions and/or private litigation, any of which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), including employees, former employees, vendors, third-party personnel, customers and consumers with whom we interact. As a result, we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy and data protection. These privacy and data protection laws may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information technology and security systems, policies, procedures and practices. In addition, some countries are considering or have enacted data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could increase our operating costs significantly. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we have implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access to or improper disclosure of personal data in violation of privacy and data protection laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, disclosure and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS
Our ability to achieve our sustainability goals and targets is subject to risks, many of which are outside of our control, and our reputation and brands could be harmed if we fail to meet such goals.
Companies across all industries are facing increasing scrutiny from stakeholders related to sustainability, including practices and disclosures related to sustainable packaging; water stewardship; climate; health and nutrition; human rights; and diversity, equity and inclusion. Our ability to achieve our sustainability goals and targets and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and is dependent on the actions of our bottling partners, suppliers and other third parties, all of which are outside of our control. If we are unable to meet our sustainability goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for sustainability issues, our reputation, and therefore our ability to sell products, could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.
As the nature, scope and complexity of sustainability reporting, due diligence and disclosure requirements expand, we may have to incur additional costs to control, assess and report on sustainability metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and targets or to satisfy various sustainability reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Increasing concerns about the environmental impact of plastic bottles and other packaging materials could result in reduced demand for our beverage products and increased production and distribution costs.
There are increasing concerns among consumers, governments and other stakeholders about the damaging impact of the accumulation of plastic bottles and other packaging materials in the environment, particularly in the world’s waterways, lakes and oceans, as well as inefficient use of resources when packaging materials are not included in a circular economy. We and our bottling partners sell certain of our beverage products in plastic bottles and use other packaging materials that, while largely recyclable, may not be regularly recovered and recycled due to lack of collection and recycling infrastructure. If we and our bottling partners do not, or are perceived not to, act responsibly to address plastic materials recoverability and recycling concerns and associated waste management issues, our corporate image and brand reputation could be damaged, which may cause some consumers to reduce or discontinue consumption of some of our beverage products. In addition, from time to time we establish and publicly announce goals and targets to reduce the Coca-Cola system’s impact on the environment by, for example, increasing our use of recycled content in our packaging materials; increasing our use of packaging materials that are made in part of plant-based renewable materials; expanding our use of reusable packaging (including refillable or returnable glass and plastic bottles, as well as dispensed and fountain delivery models where consumers use refillable containers for our beverages); participating in programs and initiatives to reclaim or recover bottles and other packaging materials that are already in the environment; and taking other actions and participating in other programs and initiatives organized or sponsored by nongovernmental organizations and other groups. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our announced environmental goals and targets, the resulting negative publicity could adversely affect consumer preference for our products. In addition, in response to environmental concerns, governmental entities in the United States and in many other jurisdictions around the world have adopted, or are considering adopting, regulations and policies designed to mandate or encourage plastic packaging waste reduction and an increase in recycling rates and/or recycled content minimums, or, in some cases, restrict or even prohibit the use of certain plastic containers or packaging materials. These regulations and policies, whatever their scope or form, could increase the cost of our beverage products or otherwise put the Company at a competitive disadvantage. In addition, our increased focus on reducing plastic containers and other packaging materials waste has in the past and may continue to require us or our bottling partners to incur additional expenses and to increase our capital expenditures. A reduction in consumer demand for our products and/or an increase in costs and expenditures relating to production and distribution as a result of these environmental concerns regarding plastic bottles and other packaging materials could have an adverse effect on our business and results of operations.
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
Increased demand for food products, decreased agricultural productivity and increased regulation of ingredient sourcing due diligence may negatively affect our business.
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; increased agricultural regulations, including regulation of ingredient sourcing due diligence; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate extreme weather, resulting in water scarcity or flooding, and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, and/or may result in increased disclosure obligations. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and targets to reduce the Coca-Cola system’s carbon footprint by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and targets, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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
The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2022:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	5	—	2	—	7	26	—	13
Latin America	5	—	—	—	2	4	—	—
North America	11	—	5	4	—	35	—	5
Asia Pacific	7	—	—	—	2	1	—	—
Global Ventures	1	—	2	—	—	9	—	1,618
Bottling Investments	—	—	84	4	105	118	—	—
Corporate	3	—	—	—	—	5	—	—
Total	32	—	93	8	116	198	—	1,636
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
Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS’ potential tax adjustment by $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). The Tax Court issued its opinion in 3M Co.’s case (“3M Co. opinion”) on February 9, 2023. Once the Tax Court completes its analysis of the application of the 3M Co. opinion to the Company’s case, the Company expects the Tax Court to render another opinion, and ultimately a final decision, in the Company’s case.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2022 to $423 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.2 billion (including interest accrued through December 31, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 21, 2023:

Name	Age	Position

Manuel Arroyo	55
Chief Marketing Officer since January 2020 and, prior to that, President of the Asia Pacific Group from January 2019 to December 2020. President of the Mexico business unit from July 2017 to December 2018, and prior to that, General Manager for Iberia from February 2017. Prior to rejoining the Company in February 2017, Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 to September 2016, and Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015. President of the Company’s ASEAN business unit from 2010 to August 2014.

Henrique Braun	54
President, International Development, with oversight of seven of the Company’s operating units, since January 2023, and prior to that, President of the Latin America operating unit from October 2020. President of the Brazil business unit from September 2016 to September 2020, and President of the Greater China and Korea business unit from April 2013 to August 2016.

Lisa Chang	54	Senior Vice President and Chief People Officer since March 2019 when she joined the Company. Prior to that, Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Name	Age	Position

Monica Howard Douglas	50
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

Nikolaos Koumettis	58	President of the Europe operating unit since January 2021, and prior to that, President of the Europe, Middle East and Africa Group from January 2019. President of the Central and Eastern Europe business unit from April 2016 to December 2018, and President of the Central and Southern Europe business unit from April 2011 to April 2016.

Jennifer K. Mann	50	President of the North America operating unit since January 2023 and Senior Vice President since May 2017. President, Global Ventures from January 2019 to December 2022, Chief People Officer from May 2017 to March 2019, and Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	61	President since October 2022 and Chief Financial Officer since March 2019. Executive Vice President from March 2019 to September 2022, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019 to March 2019. President of the Asia Pacific Group from August 2016 to December 2018, and President of the South Latin business unit from January 2013 to August 2016.

Beatriz Perez	53	Senior Vice President and Chief Communications, Sustainability and Strategic Partnerships Officer since May 2017. Served as the Company’s first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company’s primary international philanthropic arm, since October 2017.

Bruno Pietracci	48	President of the Latin America operating unit since February 2023, and prior to that, President of the Africa operating unit from January 2021 to January 2023. President of the Africa and Middle East business unit from February 2020 to December 2020, President of the South and East Africa business unit from July 2018 to January 2020, and Vice President of operations for the Europe, Middle East and Africa Group from November 2016 to June 2018.

Nancy Quan	56	Senior Vice President since January 2019. Chief Technical and Innovation Officer since February 2021, and prior to that, Chief Technical Officer from January 2019, and Chief Technical Officer of Coca-Cola North America from July 2016. Global R&D Officer from January 2012 to July 2016.

James Quincey	58	Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from August 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017.

Brian Smith	67	Senior Executive since October 2022, and prior to that, President and Chief Operating Officer from January 2019. President of the Europe, Middle East and Africa Group from August 2016 to December 2018, and President of the Latin America Group from January 2013 to August 2016. Mr. Smith will retire from the Company on February 28, 2023.
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
As of February 17, 2023, there were 187,325 shareowner accounts of record. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareowners (“Company’s 2023 Proxy Statement”), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2022, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2022 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 1, 2022 through October 28, 2022	2,142		$55.18	—		139,705,526
October 29, 2022 through November 25, 2022	—		—	—		139,705,526
November 26, 2022 through December 31, 2022	94,298		63.46	—		139,705,526
Total	96,440		$63.28	—
1The total number of shares purchased includes: (1) shares purchased, if any, pursuant to the 2019 Plan described in footnote 2 below, and (2) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
2In February 2019, the Company publicly announced that our Board of Directors had authorized a plan (“2019 Plan”) for the Company to purchase up to 150 million shares of our common stock. This column discloses the number of shares purchased, if any, pursuant to the 2019 Plan during the indicated time periods (including shares purchased pursuant to the terms of preset trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).

Performance Graph
Comparison of Five-Year Cumulative Total Shareowner Return
Among The Coca-Cola Company, the Prior Peer Group,
the Dow Jones Food & Beverage Total Return Index and the S&P 500 Index

$225
$200
$175
$150
$125
$100
$75
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
The Coca-Cola Company
Prior Peer Group
Dow Jones Food & Beverage Total Return Index
S&P 500 Index

December 31,	2017	2018	2019	2020	2021	2022
The Coca-Cola Company	$100	$107	$129	$132	$147	$163
Prior Peer Group	100	81	101	109	126	136
Dow Jones Food & Beverage Total Return Index	100	92	115	124	141	151
S&P 500 Index	100	96	126	149	192	157
The total shareowner return is based on a $100 investment on December 31, 2017 and assumes that dividends were reinvested on the day of issuance.
To better align with the Company’s direct competitors, the Company has chosen to change the peer group for the performance graph above. A self-constructed peer group (“Prior Peer Group”), which consisted of the companies included in the Dow Jones Food & Beverage Index (from which the Company has been excluded) and the Dow Jones Tobacco Index, was replaced with the Dow Jones Food & Beverage Total Return Index. Accordingly, the performance graph presents the total shareowner return for both the Prior Peer Group and the Dow Jones Food & Beverage Total Return Index.
In 2022, the Prior Peer Group consisted of the following companies: Altria Group, Inc., Archer Daniels Midland Company, The Boston Beer Company, Inc., Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Celsius Holdings, Inc., ConAgra Brands, Inc., Constellation Brands, Inc., Darling Ingredients Inc., Flowers Foods, Inc., General Mills, Inc., The Hershey Company, Hormel Foods Corporation, Ingredion Incorporated, Kellogg Company, Keurig Dr Pepper Inc., The Kraft Heinz Company, Lamb Weston Holdings, Inc., Lancaster Colony Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Mondelēz International, Inc., Monster Beverage Corporation, National Beverage Corp., PepsiCo, Inc., Performance Food Group Company, Philip Morris International Inc., Pilgrim’s Pride Corporation, Post Holdings, Inc., Seaboard Corporation, The J.M. Smucker Company, Tyson Foods, Inc. and US Foods Holding Corp.

Companies included in the Dow Jones Food & Beverage Index and the Dow Jones Tobacco Index change periodically. As a result, in 2022, Celsius Holdings, Inc. was added to the Prior Peer Group, and Beyond Meat, Inc., Freshpet Inc., The Hain Celestial Group, Inc. and Herbalife Nutrition Ltd. were removed from the Prior Peer Group.
ITEM 6.  RESERVED
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
•Operations Review — an analysis of our consolidated results of operations for 2022 and 2021 and year-to-year comparisons between 2022 and 2021. An analysis of our consolidated results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2021.
•Liquidity, Capital Resources and Financial Position — an analysis of cash flows, contractual obligations, foreign exchange, and the impact of inflation and changing prices.
OUR BUSINESS
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.2 billion of the estimated 64 billion servings of all beverages consumed worldwide every day.
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
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2022	2021
Concentrate operations	56%	56%
Finished product operations	44	44
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2022	2021
Concentrate operations	82%	83%
Finished product operations	18	17
Total	100%	100%
We operate in the highly competitive commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, geopolitical conditions, local and national laws and regulations, foreign currency exchange rate fluctuations, fuel prices, weather patterns and the COVID-19 pandemic.
On March 8, 2022, the Company announced the suspension of its business in Russia as a result of the conflict between Russia and Ukraine. In addition, the conflict has caused a disruption of our business in Ukraine. The Company will continue to monitor and assess the situation as circumstances evolve. As a point of reference, in 2021, the Company’s business in Russia and Ukraine contributed 2 percent of the Company’s unit case volume and 1 percent and 2 percent of the Company’s consolidated net operating revenues and operating income, respectively.
Throughout 2022, the effects of the COVID-19 pandemic, including the resurgence of the virus in certain countries and the related actions by governments to attempt to contain the spread of the virus, continued to negatively impact our business. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we are focused on executing for growth.
Despite the dynamic world in which we are currently operating, we believe we are well positioned to create value for our Company and our stakeholders. In an effort to support our future growth, we are continuing to invest in our portfolio of brands, our strategic capabilities and our people. We are focused on the following strategic priorities: unlocking the potential of our portfolio of strong global, regional and scaled local brands; developing a robust innovation pipeline focusing on scalable initiatives; increasing consumer-centric marketing effectiveness and efficiency; winning in the marketplace with aligned data-driven revenue growth management and execution capabilities; and further embedding sustainability goals into our operations.

Challenges and Risks
Being a global enterprise provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of our Company and the commercial beverage industry. Of these, five key challenges and risks are discussed below.
Obesity
Obesity continues to impact communities and countries worldwide. There is growing concern among consumers, public health professionals and governments about the health problems associated with obesity. This concern represents a significant challenge to our industry. We understand that obesity is a complex public health challenge, and we are committed to being a part of the solution.
We recognize the uniqueness of consumers’ lifestyles and dietary choices. Therefore, we continue to:
•offer an expanded portfolio of beverage choices, including reduced-, low- and no-calorie beverage options;
•provide transparent nutrition information, featuring calories on the front of most of our packages;
•provide our beverages in a range of packaging sizes, including small sizes to enable portion control; and
•market responsibly, including no advertising targeted to children under 13.
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
Evolving Consumer Product Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more beverage choices, personalization, a focus on sustainability, and transparency related to our products and packaging. We are committed to meeting changing consumer needs and to generating growth through our evolving portfolio of beverage brands and products (including numerous low- and no-calorie products); selectively expanding into other profitable categories of the commercial beverage industry; innovative and sustainable packaging; and ingredient education efforts.
Evolving Competitive Landscape and Competing in the Digital Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce in many markets has led to dramatic shifts in consumer shopping habits and patterns. Consumers are rapidly embracing shopping via mobile device applications, e-commerce retailers and e-commerce websites or platforms, which presents new challenges to maintain the competitiveness and relevancy of our brands. As a result, we must continuously strengthen our capabilities in marketing and innovation to compete in a digital environment and maintain brand loyalty and market share. In addition, we are increasing our investments in e-commerce to support retail and meal delivery services, offering more package sizes that are fit-for-purpose for online sales, and shifting more consumer and trade promotions to digital.
Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. The Coca-Cola system works every day to produce high quality, safe and refreshing beverages for consumers around the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to satisfy consumers’ evolving needs and preferences.
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
Sustainability Matters
As investors and stakeholders increasingly focus on sustainability matters, our Company and companies across all industries are facing challenges and risks related to, among other things, sustainable packaging; water stewardship; climate; health and nutrition; human rights; and diversity, equity and inclusion. Where these challenges and risks relate to our business, we acknowledge that we have a role to play in developing and implementing solutions related to these important challenges. We have established specific sustainability focus areas: water quality and scarcity; packaging materials used for our products; reduction of carbon dioxide and other greenhouse gas emissions; sustainable sourcing of agricultural commodities; diversity, equity and inclusion; and human and workplace rights. Our ability to achieve our sustainability goals is dependent on many factors, including, but not limited to, our actions along with the actions of various stakeholders, such as our bottling partners, suppliers, governments, nongovernmental organizations, communities, and other third parties, all of which are outside of our control.
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
•Revenue Recognition
•Income Taxes
Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Company’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and on actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (i.e., ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which another entity holds a variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over the operating and financial policies of the investee. Our consolidated net income includes our

Company’s proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors, such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.
We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs and the intercompany portion of transactions with equity method investees.
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the heading “Our Business — Challenges and Risks” above and “Item 1A. Risk Factors” in Part I of this report. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the global COVID-19 pandemic. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas which are more heavily impacted by the COVID-19 pandemic, and therefore these assets are more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when impairment tests were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent acquisitions. Refer to Note 16 of Notes to Consolidated Financial Statements for the discussion of impairment charges. Refer to the heading “Operations Review” below for additional information related to our present business environment.
As of December 31, 2022, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. (“CCBJHI”) exceeded its fair value by $29 million, or 8 percent. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company’s investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that the assumptions used to determine fair value in our analyses are consistent with the assumptions that we believe a market participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company’s actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are equal to, or greater than, our previously forecasted amounts.
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions. These geographic regions are our reporting units. Our Global Ventures operating segment includes the results of our Costa, innocent and doğadan businesses, as well as fees earned pursuant to distribution coordination agreements between the Company and Monster, each of which is its own reporting unit. The Bottling Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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

Pension Plan Valuations
Our Company sponsors a qualified pension plan covering substantially all U.S. employees as well as unfunded nonqualified pension plans for certain employees in the United States. In addition, our Company and its subsidiaries have various pension plans outside the United States.
Management is required to make certain critical estimates related to the actuarial assumptions used to determine our pension obligations and our net periodic pension cost or income. We believe the two most critical assumptions are the discount rate and the expected long-term rate of return on plan assets. Our actuarial assumptions are reviewed annually, or more frequently to the extent that a settlement or curtailment occurs. Changes in these assumptions could have a material impact on the measurement of our pension obligations and our net periodic pension cost or income.
The discount rate assumption used to account for pension plans reflects the rate at which the benefit obligations could be effectively settled. The discount rate for U.S. and certain non-U.S. plans is determined using a matching technique whereby the rates of a yield curve, developed from high-quality debt securities, are applied to projected benefit cash flows to determine the appropriate effective discount rate. For other non-U.S. plans, we base the discount rate assumption on comparable indices within each of the respective countries. The Company measures the service cost and interest cost components of net periodic pension cost or income by applying the specific spot rates along the yield curve to the plans’ projected cash flows.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our expected long-term rate of return on plan assets. Our investment objective for our pension assets is to ensure all funded pension plans have sufficient assets to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to seek to improve returns and manage risk.
In 2022, the Company’s net periodic pension income was $124 million. In 2023, we expect our net periodic pension cost to be approximately $40 million. The primary driver of this change is the unfavorable performance of plan assets in 2022, partially offset by the net impact of the increase in the weighted-average discount rate at December 31, 2022 compared to December 31, 2021.
As of December 31, 2022, the U.S. qualified pension plan represented 64 percent and 61 percent of the Company’s consolidated projected benefit obligation and pension plan assets, respectively. For this plan, we estimate that a 50 basis-point decrease in the discount rate would result in a $13 million increase in our 2023 net periodic pension cost, and we estimate that a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $21 million increase in our 2023 net periodic pension cost.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume‑based incentive programs, support for infrastructure programs, and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrates are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable and accounts payable and accrued expenses in our consolidated balance sheet. The actual amounts ultimately paid and/or received may be different from our estimates.
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
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference meets the indefinite reversal criteria. These criteria are met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account various items, including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company’s local country subsidiary to pay a dividend), economic stability and asset risk. Refer to Note 14 of Notes to Consolidated Financial Statements.

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
When we analyze our net operating revenues, we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price, product and geographic mix; (3) foreign currency exchange rate fluctuations; and (4) acquisitions and divestitures (including structural changes as defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to concentrate sales to the extent of our ownership interest, until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
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

In August 2022, the Company acquired a controlling interest in a bottling operation in Malawi. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Europe, Middle East and Africa operating segments. Additionally, in November 2022, the Company refranchised our bottling operations in Cambodia. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
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
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2022 versus 2021
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	5%		5%
Europe, Middle East & Africa	3%		2%
Latin America	6		7
North America	2		1
Asia Pacific	6		8
Global Ventures	13		13
Bottling Investments	12		N/A
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

Unit Case Volume
The Coca-Cola system sold 32.7 billion and 31.3 billion unit cases of our products in 2022 and 2021, respectively. The increase was primarily a result of strength in away-from-home channels and ongoing investments in the marketplace.
Unit case volume in Europe, Middle East and Africa increased 3 percent, which included 4 percent growth in Trademark Coca-Cola, 6 percent growth in water, sports, coffee and tea, and 2 percent growth in sparkling flavors, partially offset by a 13 percent decline in juice, value-added dairy and plant-based beverages. The operating segment reported growth in unit case volume of 8 percent in the Eurasia and Middle East operating unit and 1 percent in the Europe operating unit. Unit case volume in the Africa operating unit was even. The growth in the Europe operating unit included the impact of the suspension of the Company’s business in Russia. The performance in the Africa operating unit included the impact of transitioning certain territories to new franchise bottling partners.
In Latin America, unit case volume increased 6 percent, which included 5 percent growth in Trademark Coca-Cola, 10 percent growth in water, sports, coffee and tea, 6 percent growth in sparkling flavors and 10 percent growth in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 5 percent growth in Mexico, 9 percent growth in Brazil and 11 percent growth in Argentina.
Unit case volume in North America increased 2 percent, which included 1 percent growth in Trademark Coca-Cola, 3 percent growth in both sparkling flavors and juice, value-added dairy and plant-based beverages, and even performance in water, sports, coffee and tea.
In Asia Pacific, unit case volume increased 6 percent, which included 8 percent growth in sparkling flavors, 6 percent growth in Trademark Coca-Cola, 4 percent growth in water, sports, coffee and tea, and 9 percent growth in juice, value-added dairy and plant-based beverages. The operating segment reported growth in unit case volume of 36 percent in the India and Southwest Asia operating unit, 6 percent in the ASEAN and South Pacific operating unit, and 2 percent in the Japan and South Korea operating unit, partially offset by a decline of 3 percent in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 13 percent, driven by 12 percent growth in water, sports, coffee and tea along with growth in energy drinks, partially offset by a decline of 3 percent in juice, value-added dairy and plant-based beverages.
Unit case volume for Bottling Investments increased 12 percent, which primarily reflects growth in India, South Africa and Vietnam.
Concentrate Sales Volume
In 2022, worldwide concentrate sales volume and unit case volume both grew 5 percent compared to 2021. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals.

Net Operating Revenues
Net operating revenues were $43,004 million in 2022, compared to $38,655 million in 2021, an increase of $4,349 million, or 11 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2022 versus 2021
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Exchange Rate Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	5%	11%	(7)%	2%	11%
Europe, Middle East & Africa	2%	16%	(14)%	—%	5%
Latin America	7	17	(5)	—	19
North America	1	12	—	6	19
Asia Pacific	8	3	(9)	—	3
Global Ventures	13	—	(11)	—	1
Bottling Investments	12	7	(9)	—	10
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
Price, product and geographic mix had an 11 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events, including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing in Türkiye, partially offset by unfavorable geographic mix;
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
•Global Ventures — favorable pricing initiatives and favorable channel mix, primarily due to the timing of Costa retail store reopenings in the United Kingdom in the prior year, offset by the unfavorable impact of no longer receiving COVID-related incentives in the current year; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.

The favorable channel and package mix for the year ended December 31, 2022 in all applicable operating segments was primarily a result of strength in away-from-home channels in the current year and the impact of social distancing measures in the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 7 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Turkish lira, euro, British pound sterling, Philippine peso, South African rand and Argentine peso, which had an unfavorable impact on our Asia Pacific; Europe, Middle East and Africa; Global Ventures; Bottling Investments; and Latin America operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Brazilian real and Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below for additional information about the impact of foreign currency exchange rate fluctuations.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency exchange rate fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2023 net operating revenues.
Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2022	2021
Europe, Middle East & Africa	16.0%	17.0%
Latin America	11.4	10.7
North America	36.5	34.1
Asia Pacific	11.0	12.1
Global Ventures	6.6	7.3
Bottling Investments	18.3	18.6
Corporate	0.2	0.2
Total	100.0%	100.0%
The percentage contribution of each operating segment fluctuates over time due to net operating revenues in some operating segments growing at a faster rate compared to other operating segments. In addition, foreign currency exchange rate fluctuations impact the percentage contribution of each operating segment. For additional information about the impact of foreign currency exchange rate fluctuations, refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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

Our gross profit margin decreased to 58.1 percent in 2022 from 60.3 percent in 2021. This decrease was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations, increased commodity and transportation costs, and the acquisition of BodyArmor, a finished goods business, in November 2021. The impact of these items was partially offset by favorable pricing initiatives as well as favorable channel and package mix. We expect commodity and transportation costs to continue to have an unfavorable impact on our gross profit margin in 2023, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2022	2021
Selling and distribution expenses	$2,767	$2,574
Advertising expenses	4,319	4,098
Stock-based compensation expense	356	337
Other operating expenses	5,438	5,135
Selling, general and administrative expenses	$12,880	$12,144
Selling, general and administrative expenses increased $736 million, or 6 percent, in 2022. This increase was primarily due to increased marketing spending, higher selling and distribution expenses, and higher annual incentive and stock-based compensation expense. The increase in selling and distribution expenses was due to the continued recovery from the COVID-19 pandemic. The increase in stock-based compensation expense was primarily due to our strong financial performance in 2022 and a more favorable outlook of our future financial performance, which resulted in higher payout assumptions as compared to 2021. In 2022, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 6 percent.
As of December 31, 2022, we had $325 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2022	2021
Europe, Middle East & Africa	$(7)	$141
Latin America	—	11
North America	19	39
Asia Pacific	57	12
Global Ventures	—	—
Bottling Investments	—	—
Corporate	1,146	643
Total	$1,215	$846
In 2022, the Company recorded other operating charges of $1,215 million. These charges primarily consisted of $1,000 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC ("fairlife") in 2020, $85 million related to the Company’s productivity and reinvestment program and $57 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $38 million related to the restructuring of our North America operating unit and $38 million related to the BodyArmor acquisition in 2021, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. These charges were partially offset by a net gain of $6 million due to revisions of management’s estimates related to the Company’s strategic realignment initiatives.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the BodyArmor and fairlife acquisitions. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2022	2021
Europe, Middle East & Africa	36.3%	36.2%
Latin America	26.3	24.6
North America	34.3	32.3
Asia Pacific	21.1	22.6
Global Ventures	1.7	2.8
Bottling Investments	4.5	4.6
Corporate	(24.2)	(23.1)
Total	100.0%	100.0%
Operating margin is a ratio calculated by dividing operating income by net operating revenues. Management believes operating margin provides investors with useful information related to the profitability of our business after considering all of the selling, general and administrative expenses and other operating charges incurred. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2022	2021
Consolidated	25.4%	26.7%
Europe, Middle East & Africa	57.4	56.9
Latin America	58.5	61.2
North America	23.9	25.3
Asia Pacific	48.9	49.7
Global Ventures	6.5	10.5
Bottling Investments	6.2	6.6
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $10,909 million in 2022, compared to $10,308 million in 2021, an increase of $601 million, or 6 percent. The increase in operating income was primarily driven by concentrate sales volume growth of 5 percent, favorable channel and package mix, and favorable pricing initiatives, partially offset by higher other operating charges; increased marketing spending; and an unfavorable foreign currency exchange rate impact.
The decrease in our operating margin on a consolidated basis was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations, increased commodity and transportation costs, increased marketing spending, and the acquisition of BodyArmor, a finished goods business, in November 2021. The impact of these items was partially offset by favorable pricing initiatives as well as favorable channel and package mix.
In 2022, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Japanese yen, Turkish lira, euro, Argentine peso, and British pound sterling, which had an unfavorable impact on our Asia Pacific; Europe, Middle East and Africa; Latin America; and Global Ventures operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso and Brazilian real, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $3,958 million and $3,735 million for the years ended December 31, 2022 and 2021, respectively. The increase in operating income was primarily driven by a 2 percent increase in concentrate sales volume, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 17 percent, higher commodity costs, increased operating expenses and increased marketing spending.
Latin America reported operating income of $2,870 million and $2,534 million for the years ended December 31, 2022 and 2021, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 7 percent, favorable pricing initiatives, favorable channel and package mix, and lower other operating charges, partially offset by an unfavorable foreign currency exchange rate impact of 6 percent, higher commodity costs and increased marketing spending.
Operating income for North America for the years ended December 31, 2022 and 2021 was $3,742 million and $3,331 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 1 percent, favorable pricing initiatives, favorable channel and category mix and lower other operating charges, partially offset by increased marketing spending and increased operating expenses.
Asia Pacific’s operating income for the years ended December 31, 2022 and 2021 was $2,303 million and $2,325 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 8 percent, increased marketing spending, increased operating expenses and higher other operating charges, partially offset by concentrate sales volume growth of 8 percent, favorable pricing initiatives, and favorable channel and package mix.
Global Ventures’ operating income for the years ended December 31, 2022 and 2021 was $185 million and $293 million, respectively. The decrease in operating income was primarily driven by the impact of no longer receiving COVID-related incentives in the current year, higher commodity costs, higher selling and distribution expenses, and an unfavorable foreign currency exchange rate impact of 2 percent, partially offset by concentrate sales volume growth of 13 percent.
Bottling Investments’ operating income for the years ended December 31, 2022 and 2021 was $487 million and $473 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 12 percent and favorable pricing initiatives, partially offset by an unfavorable foreign currency exchange rate impact of 9 percent and higher selling and distribution expenses.
Corporate’s operating loss for the years ended December 31, 2022 and 2021 was $2,636 million and $2,383 million, respectively. Operating loss in 2022 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and increased marketing spending.
Interest Income
Interest income was $449 million in 2022, compared to $276 million in 2021, an increase of $173 million, or 62 percent. This increase was primarily driven by higher returns in certain of our international locations.
Interest Expense
Interest expense was $882 million in 2022, compared to $1,597 million in 2021, a decrease of $715 million, or 45 percent. This decrease was primarily due to charges in 2021 of $650 million associated with the extinguishment of long-term debt and certain hedging activities that occurred during 2021, partially offset by the impact of higher interest rates in 2022. Refer to Note 10 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company’s proportionate share of net income or loss from each of our equity method investees. In 2022, equity income was $1,472 million, compared to equity income of $1,438 million in 2021, an increase of $34 million, or 2 percent. The increase was primarily due to more favorable operating results reported by several of our equity method investees in the current year, partially offset by an unfavorable foreign currency exchange rate impact and the sale of all or a portion of our ownership interest in certain equity method investees. In addition, the Company recorded net charges of $34 million and $13 million during the years ended December 31, 2022 and 2021, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

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
In 2022, other income (loss) — net was a loss of $262 million. The Company recorded a net loss of $371 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, net foreign currency exchange losses of $236 million, an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia, and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock. Additionally, other income (loss) — net included net income of $219 million related to the non-service cost components of net periodic benefit income, a net gain of $153 million related to the refranchising of our bottling operations in Cambodia and dividend income of $111 million.
In 2021, other income (loss) — net was income of $2,000 million. The Company recognized a gain of $834 million in conjunction with the BodyArmor acquisition; a net gain of $695 million related to the sale of our ownership interest in Coca-Cola Amatil Limited (“CCA”), an equity method investee, to CCEP, also an equity method investee; and a net gain of $114 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Additionally, the Company recognized a net gain of $467 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Other income (loss) — net also included $277 million related to the non-service cost components of net periodic benefit income, dividend income of $73 million, charges of $266 million related to the restructuring of our manufacturing operations in the United States, pension plan settlement charges of $117 million related to our strategic realignment initiatives and net foreign currency exchange losses of $61 million.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the acquisition of BodyArmor, the sale of our ownership interest in CCA and the refranchising of our bottling operations in Cambodia. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the restructuring of our manufacturing operations in the United States and the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the Company’s strategic realignment initiatives. Refer to Note 19 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $406 million and $381 million for the years ended December 31, 2022 and 2021, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%
State and local income taxes — net of federal benefit	1.4	1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.6)	2.3	[1]
Equity income or loss	(2.7)	(2.0)
Excess tax benefits on stock-based compensation	(0.7)	(0.5)
Other — net	(0.3)	(0.8)	[2]
Effective tax rate	18.1%	21.1%
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
As of December 31, 2022, the gross amount of unrecognized tax benefits was $926 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $617 million, exclusive of any benefits related to interest and penalties. The remaining $309 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2022	2021
Balance of unrecognized tax benefits at beginning of year	$906	$915
Increase related to prior period tax positions	6	9
Decrease related to prior period tax positions	—	(50)
Increase related to current period tax positions	38	37
Decrease related to settlements with taxing authorities	(2)	(4)
Effect of foreign currency translation	(22)	(1)
Balance of unrecognized tax benefits at end of year	$926	$906
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $496 million and $453 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2022 and 2021, respectively. Of these amounts, expense of $43 million and $62 million was recognized in 2022 and 2021, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
Based on current tax laws, the Company’s effective tax rate in 2023 is expected to be approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate.
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

The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $11.6 billion as of December 31, 2022. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $4.4 billion in unused backup lines of credit for general corporate purposes as of December 31, 2022. These backup lines of credit expire at various times from 2023 through 2028.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2023 capital expenditures to be approximately $1.9 billion. During 2023, we also expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a final decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the Tax Court Methodology to the subsequent years up to and including 2022, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. Once the Tax Court renders a final decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.2 billion (including interest accrued through December 31, 2022), plus any additional interest accrued through the time of payment. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
As part of our continued efforts to improve our working capital efficiency, we have worked with our suppliers over the past several years to revisit terms and conditions, including the extension of payment terms. Our current payment terms with the majority of our suppliers are 120 days. Additionally, two global financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold as well as suppliers of goods and services included in selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. We have been informed by the financial institutions that as of December 31, 2022 and 2021, suppliers had elected to sell $1,234 million and $882 million, respectively, of our outstanding payment obligations to the financial institutions. The amounts settled through the SCF program were $4,724 million and $3,237 million during the years ended December 31, 2022 and 2021, respectively. We do not believe there is a risk that our payment terms will be shortened in the near future.

The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $10,709 million and $6,266 million of trade accounts receivables under this program during the years ended December 31, 2022 and 2021, respectively. The costs of factoring such receivables were $27 million and $5 million for the years ended December 31, 2022 and 2021, respectively. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $11,018 million and $12,625 million, respectively, a decrease of $1,607 million, or 13 percent. This decrease was primarily driven by higher marketing payments resulting from 2021 year-end accruals, an unfavorable impact due to foreign currency exchange rate fluctuations, the buildup of inventory to manage potential supply chain disruptions, and higher annual incentive and tax payments in 2022. These items were partially offset by increased operating income, lower payments related to our strategic realignment initiatives, and increased benefits from the extension of certain vendor payment terms and our trade accounts receivable factoring program.
Cash Flows from Investing Activities
Net cash used in investing activities was $763 million and $2,765 million in 2022 and 2021, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
In 2022, purchases of investments were $3,751 million and proceeds from disposals of investments were $4,771 million, resulting in a net cash inflow of $1,020 million. In 2021, purchases of investments were $6,030 million and proceeds from disposals of investments were $7,059 million, resulting in a net cash inflow of $1,029 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2022, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $73 million.
In 2021, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4,766 million, which primarily related to the acquisition of the remaining ownership interest in BodyArmor.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $458 million, which primarily related to the refranchising of our bottling operations in Cambodia and the sale of our ownership interest in one of our equity method investments.
In 2021, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $2,180 million, which primarily related to the sale of our ownership interest in CCA, an equity method investee, to CCEP, also an equity method investee.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our disposals.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the years ended December 31, 2022 and 2021 were $1,484 million and $1,367 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2022	2021
Capital expenditures	$1,484	$1,367
Europe, Middle East & Africa	3.3%	2.6%
Latin America	0.3	0.1
North America	18.9	16.7
Asia Pacific	1.5	4.8
Global Ventures	12.0	20.8
Bottling Investments	47.0	41.0
Corporate	17.0	14.0
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral paid associated with our hedging activities during the year ended December 31, 2022 was $1,465 million. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Other Investing Activities
During the years ended December 31, 2022 and 2021, the total cash inflow for other investing activities was $706 million and $51 million, respectively. The activities during 2022 included cash proceeds of $823 million received in advance of the refranchising of our bottling operations in Vietnam. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on this transaction.
Cash Flows from Financing Activities
Net cash used in financing activities was $10,250 million and $6,786 million in 2022 and 2021, respectively.
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2022, our long-term debt was rated “A+” by Standard & Poor’s and “A1” by Moody’s. Our commercial paper program was rated “A-1” by Standard & Poor’s and “P-1” by Moody’s. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Consolidated, Inc., Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company’s business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers’ financial performance, changes in the credit rating agencies’ methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers’ credit ratings were to decline, the Company’s equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. During 2022, the Company had issuances of debt of $3,972 million, which included $2,321 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, $798 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and long-term debt issuances of $853 million, net of related discounts and issuance costs.

During 2022, the Company made payments of debt of $4,930 million, which consisted of $3,623 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,307 million.
During 2021, the Company had issuances of debt of $13,094 million, which included $3,391 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, $80 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and long-term debt issuances of $9,623 million, net of related discounts and issuance costs.
During 2021, the Company made payments of debt of $12,866 million, which consisted of $2,357 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $10,509 million.
On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating LIBOR, ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities, will continue to be published through June 2023. In preparation for the discontinuation of LIBOR, we have amended, or will amend, our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate. We do not plan to enter into variable-rate agreements that reference LIBOR in the future.
Issuances of Stock
The issuances of stock in 2022 and 2021 were related to the exercise of stock options by employees.
Share Repurchases
In 2012, our Board of Directors authorized a share repurchase plan of up to 500 million shares (“2012 Plan”) of the Company’s common stock. In May 2022, the Company reached the maximum number of shares that could be repurchased under the 2012 Plan and thereby completed the plan. In 2019, our Board of Directors authorized a new share repurchase plan of up to 150 million shares of the Company’s common stock.
During 2022, the total cash outflow for treasury stock purchases was $1,418 million. The Company repurchased 21.3 million shares of common stock under the share repurchase plans authorized by our Board of Directors. These shares were repurchased at an average price per share of $62.67, for a total cost of $1,336 million. Since the inception of our share repurchase program in 1984, we have repurchased 3.5 billion shares of our common stock at an average price per share of $17.53. In addition to shares repurchased under the share repurchase plans authorized by our Board of Directors, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during 2022 resulted in a net cash outflow of $581 million.
During 2021, the Company did not repurchase shares of our common stock under the share repurchase plans authorized by our Board of Directors.
Dividends
The Company paid dividends of $7,616 million and $7,252 million during the years ended December 31, 2022 and 2021, respectively.
At its February 2023 meeting, our Board of Directors increased our regular quarterly dividend to $0.46 per share, equivalent to a full year dividend of $1.84 per share in 2023. This is our 61st consecutive annual increase. Our annualized common stock dividend was $1.76 per share and $1.68 per share in 2022 and 2021, respectively.
Other Financing Activities
During the years ended December 31, 2022 and 2021, the total cash outflow for other financing activities was $1,095 million and $353 million, respectively. The activities during 2022 included payments totaling $637 million related to the BodyArmor acquisition, which included amounts originally held back for indemnification obligations. Additionally, other financing activities during 2022 and 2021 included repayments of collateral related to our hedging programs.

Contractual Obligations
As of December 31, 2022, the Company’s contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2023	2024-2025	2026-2027	2028 and Thereafter
Loans and notes payable:[1]
Commercial paper borrowings	$2,146	$2,146	$—	$—	$—
Lines of credit and other short-term borrowings	227	227	—	—	—
Current maturities of long-term debt[2]	397	397	—	—	—
Long-term debt, net of current maturities[2]	38,038	—	3,108	6,290	28,640
Estimated interest payments[3]	10,236	780	1,181	988	7,287
Accrued income taxes[4]	3,366	1,203	2,163	—	—
Purchase obligations[5]	20,856	13,099	2,066	1,333	4,358
Marketing obligations[6]	4,615	2,800	837	505	473
Lease obligations	2,291	466	680	411	734
Acquisition obligations[7]	1,937	610	1,327	—	—
Held-for-sale and related obligations[8]	1,187	1,164	17	5	1
Total contractual obligations	$85,296	$22,892	$11,379	$9,532	$41,493
1Refer to Note 10 of Notes to Consolidated Financial Statements for additional information regarding loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
2Refer to Note 10 of Notes to Consolidated Financial Statements for additional information regarding long-term debt. We will consider several alternatives for settling this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company and excludes the noncash portion of debt, including any fair market value adjustments, unamortized discounts and premiums.
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2022 rate for all periods presented. We expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 14 of Notes to Consolidated Financial Statements for additional information regarding income taxes. Accrued income taxes include $2,886 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $1,424 million for unrecognized tax benefits plus accrued interest and penalties are not included in the total above. Currently, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
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
8Represents $823 million received in December 2022 in advance of the refranchising of the Company’s bottling operations in Vietnam in January 2023 as well as liabilities and contractual obligations that were classified as held for sale. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
The total accrued liability for pension and other postretirement benefit plans recognized as of December 31, 2022 was $942 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, plan funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We expect to make all contributions to our pension trusts with cash flows from operating activities. Our pension plans are generally funded in accordance with local laws and tax regulations. The Company expects to contribute approximately $42 million in 2023 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.

As of December 31, 2022, the projected benefit obligation of the U.S. qualified pension plan was $4,101 million, and the fair value of the plan assets was $4,336 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plan was $2,275 million, and the fair value of the plans’ assets was $2,822 million. The Company sponsors various unfunded pension plans outside the United States as well as unfunded nonqualified pension plans covering certain U.S. employees. These U.S. nonqualified pension plans provide benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate benefit payments for these unfunded pension plans will be approximately $65 million annually for 2023 through 2025. Thereafter, the expected annual benefit payments will gradually decline. Refer to Note 13 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2022, our self-insurance reserves totaled $199 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2022 were $2,914 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
As of December 31, 2022, we were contingently liable for guarantees of indebtedness owed by third parties of $1,017 million, of which $133 million was related to VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2022, we were not directly liable for the debt of any unconsolidated entity.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time.
In 2022 and 2021, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2022	2021
All operating currencies	(8)%	2%
Australian dollar	(7)%	10%
Brazilian real	4	(4)
British pound sterling	(11)	3
Euro	(11)	5
Japanese yen	(17)	(2)
Mexican peso	1	6
South African rand	(9)	6
The percentages in the table above do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our hedging activities are designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income.
The total impact of foreign currency exchange rate fluctuations on net operating revenues, including the effect of our hedging activities, was a decrease of 7 percent in 2022 and an increase of 1 percent in 2021. The total impact of foreign currency exchange rate fluctuations on income before income taxes, including the effect of our hedging activities, was a decrease of 6 percent in 2022 and an increase of 2 percent in 2021.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to the heading “Operations Review — Other Income (Loss) — Net” above. The Company recorded net foreign currency exchange losses of $236 million and $61 million during the years ended December 31, 2022 and 2021, respectively.
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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2022, we generated $27.6 billion of our net operating revenues from operations outside the United States. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations.
Our Company enters into forward exchange contracts and purchases foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency exchange rate fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $11,370 million and $13,691 million as of December 31, 2022 and 2021, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of foreign currency derivatives that qualified for hedge accounting resulted in a net unrealized loss of $66 million as of December 31, 2022, and we estimate that a 10 percent weakening of the U.S. dollar would have increased the net unrealized loss to $296 million. The fair value of the foreign currency derivatives that did not qualify for hedge accounting resulted in a net unrealized loss of $20 million as of December 31, 2022, and we estimate that a 10 percent weakening of the U.S. dollar would have resulted in a $137 million decrease in fair value.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company’s variable-rate debt and derivative instruments outstanding as of December 31, 2022, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $136 million in 2022. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.

The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company’s investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would have resulted in a $29 million decrease in the fair value of our portfolio of highly liquid debt securities.
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
The total notional values of our commodity derivatives were $371 million and $918 million as of December 31, 2022 and 2021, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. There were no significant commodity derivatives that qualified for hedge accounting as of December 31, 2022. The fair value of the commodity derivatives that did not qualify for hedge accounting resulted in a net loss of $1 million as of December 31, 2022, and we estimate that a 10 percent decrease in underlying commodity prices would have resulted in an $8 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2022	2021	2020
Net Operating Revenues	$43,004	$38,655	$33,014
Cost of goods sold	18,000	15,357	13,433
Gross Profit	25,004	23,298	19,581
Selling, general and administrative expenses	12,880	12,144	9,731
Other operating charges	1,215	846	853
Operating Income	10,909	10,308	8,997
Interest income	449	276	370
Interest expense	882	1,597	1,437
Equity income (loss) — net	1,472	1,438	978
Other income (loss) — net	(262)	2,000	841
Income Before Income Taxes	11,686	12,425	9,749
Income taxes	2,115	2,621	1,981
Consolidated Net Income	9,571	9,804	7,768
Less: Net income (loss) attributable to noncontrolling interests	29	33	21
Net Income Attributable to Shareowners of The Coca-Cola Company	$9,542	$9,771	$7,747
Basic Net Income Per Share[1]	$2.20	$2.26	$1.80
Diluted Net Income Per Share[1]	$2.19	$2.25	$1.79
Average Shares Outstanding — Basic	4,328	4,315	4,295
Effect of dilutive securities	22	25	28
Average Shares Outstanding — Diluted	4,350	4,340	4,323
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2022	2021	2020
Consolidated Net Income	$9,571	$9,804	$7,768
Other Comprehensive Income:
Net foreign currency translation adjustments	(1,132)	(699)	(911)
Net gains (losses) on derivatives	4	214	15
Net change in unrealized gains (losses) on available-for-sale debt securities	37	(90)	(47)
Net change in pension and other postretirement benefit liabilities	408	712	(267)
Total Comprehensive Income	8,888	9,941	6,558
Less: Comprehensive income (loss) attributable to noncontrolling interests	(89)	(101)	(132)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$8,977	$10,042	$6,690
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$9,519	$9,684
Short-term investments	1,043	1,242
Total Cash, Cash Equivalents and Short-Term Investments	10,562	10,926
Marketable securities	1,069	1,699
Trade accounts receivable, less allowances of $516 and $516, respectively	3,487	3,512
Inventories	4,233	3,414
Prepaid expenses and other current assets	3,240	2,994
Total Current Assets	22,591	22,545
Equity method investments	18,264	17,598
Other investments	501	818
Other noncurrent assets	6,189	6,731
Deferred income tax assets	1,746	2,129
Property, plant and equipment — net	9,841	9,920
Trademarks with indefinite lives	14,214	14,465
Goodwill	18,782	19,363
Other intangible assets	635	785
Total Assets	$92,763	$94,354
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,749	$14,619
Loans and notes payable	2,373	3,307
Current maturities of long-term debt	399	1,338
Accrued income taxes	1,203	686
Total Current Liabilities	19,724	19,950
Long-term debt	36,377	38,116
Other noncurrent liabilities	7,922	8,607
Deferred income tax liabilities	2,914	2,821
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,822	18,116
Reinvested earnings	71,019	69,094
Accumulated other comprehensive income (loss)	(14,895)	(14,330)
Treasury stock, at cost — 2,712 and 2,715 shares, respectively	(52,601)	(51,641)
Equity Attributable to Shareowners of The Coca-Cola Company	24,105	22,999
Equity attributable to noncontrolling interests	1,721	1,861
Total Equity	25,826	24,860
Total Liabilities and Equity	$92,763	$94,354
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2022	2021	2020
Operating Activities
Consolidated net income	$9,571	$9,804	$7,768
Depreciation and amortization	1,260	1,452	1,536
Stock-based compensation expense	356	337	126
Deferred income taxes	(122)	894	(18)
Equity (income) loss — net of dividends	(838)	(615)	(511)
Foreign currency adjustments	203	86	(88)
Significant (gains) losses — net	(129)	(1,365)	(914)
Other operating charges	1,086	506	556
Other items	236	201	699
Net change in operating assets and liabilities	(605)	1,325	690
Net Cash Provided by Operating Activities	11,018	12,625	9,844
Investing Activities
Purchases of investments	(3,751)	(6,030)	(13,583)
Proceeds from disposals of investments	4,771	7,059	13,835
Acquisitions of businesses, equity method investments and nonmarketable securities	(73)	(4,766)	(1,052)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	458	2,180	189
Purchases of property, plant and equipment	(1,484)	(1,367)	(1,177)
Proceeds from disposals of property, plant and equipment	75	108	189
Collateral (paid) received associated with hedging activities — net	(1,465)	—	—
Other investing activities	706	51	122
Net Cash Provided by (Used in) Investing Activities	(763)	(2,765)	(1,477)
Financing Activities
Issuances of debt	3,972	13,094	26,934
Payments of debt	(4,930)	(12,866)	(28,796)
Issuances of stock	837	702	647
Purchases of stock for treasury	(1,418)	(111)	(118)
Dividends	(7,616)	(7,252)	(7,047)
Other financing activities	(1,095)	(353)	310
Net Cash Provided by (Used in) Financing Activities	(10,250)	(6,786)	(8,070)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(205)	(159)	76
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	(200)	2,915	373
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	10,025	7,110	6,737
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	9,825	10,025	7,110
Less: Restricted cash and restricted cash equivalents at end of year	306	341	315
Cash and Cash Equivalents at End of Year	$9,519	$9,684	$6,795
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In millions except per share data)

Year Ended December 31,	2022	2021	2020
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,325	4,302	4,280
Treasury stock issued to employees related to stock-based compensation plans	24	23	22
Purchases of stock for treasury	(21)	—	—
Balance at end of year	4,328	4,325	4,302
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	18,116	17,601	17,154
Stock issued to employees related to stock-based compensation plans	373	216	307
Stock-based compensation expense	332	299	141
Other activities	1	—	(1)
Balance at end of year	18,822	18,116	17,601
Reinvested Earnings
Balance at beginning of year	69,094	66,555	65,855
Adoption of accounting standards[1]	—	19	—
Net income attributable to shareowners of The Coca-Cola Company	9,542	9,771	7,747
Dividends (per share — $1.76, $1.68 and $1.64 in 2022, 2021 and 2020, respectively)	(7,617)	(7,251)	(7,047)
Balance at end of year	71,019	69,094	66,555
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(14,330)	(14,601)	(13,544)
Net other comprehensive income (loss)	(565)	271	(1,057)
Balance at end of year	(14,895)	(14,330)	(14,601)
Treasury Stock
Balance at beginning of year	(51,641)	(52,016)	(52,244)
Treasury stock issued to employees related to stock-based compensation plans	376	375	228
Purchases of stock for treasury	(1,336)	—	—
Balance at end of year	(52,601)	(51,641)	(52,016)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$24,105	$22,999	$19,299
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$1,861	$1,985	$2,117
Net income attributable to noncontrolling interests	29	33	21
Net foreign currency translation adjustments	(118)	(132)	(153)
Dividends paid to noncontrolling interests	(51)	(43)	(18)
Contributions by noncontrolling interests	—	20	17
Other activities	—	(2)	1
Total Equity Attributable to Noncontrolling Interests	$1,721	$1,861	$1,985
1 Represents the adoption of Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, effective January 1, 2021.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
Description of Business
The Coca-Cola Company is a total beverage company. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market five of the world’s top six nonalcoholic sparkling soft drink brands: Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.2 billion of the estimated 64 billion servings of all beverages consumed worldwide every day.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (i.e., ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Our Company’s investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $1,626 million and $1,980 million as of December 31, 2022 and 2021, respectively, representing our maximum exposures to loss. The Company’s investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company’s consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company’s investments, plus any loans and guarantees, related to these VIEs totaled $109 million and $103 million as of December 31, 2022 and 2021, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.
Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.

We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company’s proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investee includes considering key factors, such as our ownership interest, representation on the board of directors, participation in policy-making decisions, other commercial arrangements and material intercompany transactions.
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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $4 billion, $4 billion and $3 billion in 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, advertising and production costs of $35 million and $57 million, respectively, were primarily recorded in the line item prepaid expenses and other current assets in our consolidated balance sheets.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We excluded 8 million, 6 million and 6 million stock options from the computation of diluted net income per share in 2022, 2021 and 2020, respectively, because the stock options would have been antidilutive.
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other noncurrent assets in our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk.

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

December 31,	2022	2021	2020
Cash and cash equivalents	$9,519	$9,684	$6,795
Restricted cash and restricted cash equivalents[1,2]	306	341	315
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,825	$10,025	$7,110
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts as of December 31, 2022 and 2021 include cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheets. Refer to Note 2.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $10,709 million and $6,266 million of trade accounts receivables under this program during the years ended December 31, 2022 and 2021, respectively. The costs of factoring such receivables were $27 million and $5 million for the years ended December 31, 2022 and 2021, respectively. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from the line item trade accounts receivable in our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
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

Inventories consisted of the following (in millions):

December 31,	2022	2021
Raw materials and packaging	$2,627	$2,133
Finished goods	1,247	982
Other	359	299
Total inventories	$4,233	$3,414
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
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in the line item other noncurrent assets in our consolidated balance sheet. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in the line items accounts payable and accrued expenses and other noncurrent liabilities in our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term in our consolidated statement of income. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 9.
We have various contracts for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewal options that we are reasonably certain to exercise, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $1,125 million, $1,262 million and $1,301 million in 2022, 2021 and 2020, respectively. Amortization expense for leasehold improvements totaled $13 million, $15 million and $18 million in 2022, 2021 and 2020, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2022	2021
Land	$611	$652
Buildings and improvements	4,434	4,349
Machinery and equipment	14,030	13,861
Property, plant and equipment — cost	19,075	18,862
Less: Accumulated depreciation	9,234	8,942
Property, plant and equipment — net	$9,841	$9,920
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
Goodwill, Trademarks and Other Intangible Assets
We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, which is less than 20 years. Refer to Note 7.
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
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions. These geographic regions are our reporting units. Our Global Ventures operating segment includes the results of our Costa Limited (“Costa”), innocent and doğadan businesses, as well as fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation (“Monster”), each of which is its own reporting unit. The Bottling

Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
Contingencies
Our Company is involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Refer to Note 11.
Stock-Based Compensation
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. These awards include stock options, performance share units, restricted stock and restricted stock units. The fair value of stock option awards is estimated using a Black-Scholes-Merton option-pricing model. The Company recognizes compensation expense on a straight-line basis over the vesting period, which is generally four years.
The fair value of restricted stock, restricted stock units and certain performance share units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The Company included a relative total shareowner return (“TSR”) modifier for most performance share unit awards granted from 2014 through 2017 as well as for performance share unit awards granted to executives from 2018 through 2022. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a predefined range. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model.
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
Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must be remeasured from the applicable currency to the reporting entity’s functional currency. The effects of the remeasurement of these assets and liabilities are recognized in the line item other income (loss) — net in our consolidated statement of income and are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2022, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $73 million. During 2021, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4,766 million, which primarily related to the acquisition of the remaining ownership interest in BA Sports Nutrition, LLC (“BodyArmor”). During 2020, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $1,052 million, which primarily related to the acquisition of the remaining ownership interest in fairlife, LLC (“fairlife”).
BA Sports Nutrition, LLC
In November 2021, the Company acquired the remaining 85 percent ownership interest in, and now owns 100 percent of, BodyArmor, which offers a line of sports performance and hydration beverages in the United States. We acquired the remaining ownership interest in exchange for approximately $5,600 million of cash, of which $4,745 million was paid at close, net of cash acquired. The purchase price reflected the contractual discount included in the purchase option we obtained with our initial investment in 2018. The remaining $860 million of the purchase price was held back related to indemnification obligations, of which $540 million was included in the line item accounts payable and accrued expenses and $320 million was included in the line item other noncurrent liabilities in our consolidated balance sheet as of December 31, 2021. As of December 31, 2022, $549 million of the $860 million had been paid and $311 million remained in the line item accounts payable and accrued expenses in our consolidated balance sheet. Upon consolidation, we recognized a gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs, as defined in Note 16. The gain was recorded in the line item other income (loss) — net in our consolidated statement of income. Upon finalization of purchase accounting, $4.2 billion of the purchase price was allocated to the BodyArmor trademark and $2.2 billion was allocated to goodwill, of which $1.2 billion is tax deductible. The goodwill recognized as part of this acquisition is primarily related to the synergistic value created from leveraging the capabilities, assets and scale of the Company and the opportunity for international expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. Of the total amount allocated to goodwill, $1.9 billion has been assigned to the North America operating segment and $0.3 billion has been assigned to our other geographic operating segments.

fairlife, LLC
In January 2020, the Company acquired the remaining 57.5 percent ownership interest in, and now owns 100 percent of, fairlife. fairlife offers a broad portfolio of products in the value-added dairy category across North America. Upon consolidation, we recognized a gain of $902 million resulting from the remeasurement of our previously held equity interest in fairlife to fair value. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs, as defined in Note 16. The gain was recorded in the line item other income (loss) — net in our consolidated statement of income. We acquired the remaining ownership interest in exchange for $979 million of cash, net of cash acquired, and effectively settled our $306 million note receivable from fairlife at the recorded amount. Under the terms of the agreement, we are subject to making future milestone payments which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2021, 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. Under the applicable accounting guidance, we recorded a $270 million liability representing our best estimate of the fair value of this contingent consideration as of the acquisition date. The fair value of this contingent consideration was determined using a Monte Carlo valuation model based on Level 3 inputs, including management’s latest estimates of future operating results. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made. Upon finalization of purchase accounting, $1.3 billion of the purchase price was allocated to the fairlife trademark and $0.8 billion was allocated to goodwill. The goodwill recognized as part of this acquisition is primarily related to synergistic value created from the opportunity for additional expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill is not tax deductible and has been assigned to the North America operating segment.
During the years ended December 31, 2022, 2021 and 2020, we recorded charges of $1,000 million, $369 million and $51 million, respectively. These charges related to the remeasurement of the contingent consideration liability to fair value and were recorded in the line item other operating charges in our consolidated statements of income. During the year ended December 31, 2021, we made the first milestone payment of $100 million based on fairlife meeting its financial targets in 2020.
Divestitures
During 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $458 million, which primarily related to the refranchising of our bottling operations in Cambodia. We received net cash proceeds of $228 million and recognized a net gain of $153 million as a result of the refranchising. Also included was the sale of our ownership interest in one of our equity method investees, for which we received cash proceeds of $123 million and recognized a net gain of $13 million.
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
All of the gains and losses discussed above were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
As of December 31, 2021, the Company’s bottling operations in Vietnam and Cambodia met the criteria to be classified as held for sale. As a result, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying value. These assets and liabilities were included in the Bottling Investments operating segment.
The Company refranchised its bottling operations in Cambodia in November 2022. In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam. This advance was included in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2022, and was included in the line item other investing activities in our consolidated statement of cash flows for the year ended December 31, 2022. The Company refranchised its bottling operations in Vietnam in January 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

December 31,	2022	2021
Cash, cash equivalents and short-term investments	$229	$228
Trade accounts receivable, less allowances	12	21
Inventories	50	55
Prepaid expenses and other current assets	43	36
Other noncurrent assets	29	9
Deferred income tax assets	8	6
Property, plant and equipment — net	197	282
Goodwill	34	37
Assets held for sale	$602	$674
Accounts payable and accrued expenses	$154	$139
Accrued income taxes	3	4
Other noncurrent liabilities	3	9
Deferred income tax liabilities	—	5
Liabilities held for sale	$160	$157
NOTE 3: NET OPERATING REVENUES
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable or accounts payable and accrued expenses in our consolidated balance sheet, as applicable. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2022 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2022
Concentrate operations	$7,702	$16,369	$24,071
Finished product operations	7,711	11,222	18,933
Total	$15,413	$27,591	$43,004
Year Ended December 31, 2021
Concentrate operations	$6,551	$15,248	$21,799
Finished product operations	6,459	10,397	16,856
Total	$13,010	$25,645	$38,655
Year Ended December 31, 2020
Concentrate operations	$5,443	$13,139	$18,582
Finished product operations	5,838	8,594	14,432
Total	$11,281	$21,733	$33,014
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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company’s investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2022
Marketable securities	$308	$—
Other investments	459	42
Other noncurrent assets	1,303	—
Total equity securities	$2,070	$42
December 31, 2021
Marketable securities	$376	$—
Other investments	771	47
Other noncurrent assets	1,576	—
Total equity securities	$2,723	$47

The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2022	2021
Net gains (losses) recognized during the year related to equity securities	$(236)	$509
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	7	71
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$(243)	$438
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2022
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	979	26	(61)	944
Total debt securities	$1,022	$26	$(65)	$983
December 31, 2021
Trading securities	$39	$1	$—	$40
Available-for-sale securities	1,648	33	(132)	1,549
Total debt securities	$1,687	$34	$(132)	$1,589
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2022		December 31, 2021
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$39	$722	$40	$1,283
Other noncurrent assets	—	222	—	266
Total debt securities	$39	$944	$40	$1,549
The contractual maturities of these available-for-sale debt securities as of December 31, 2022 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$146	$145
After 1 year through 5 years	621	598
After 5 years through 10 years	38	49
After 10 years	174	152
Total	$979	$944
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2022	2021	2020
Gross gains	$5	$6	$20
Gross losses	(136)	(10)	(13)
Proceeds	1,498	1,197	1,559

Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,378 million and $1,670 million as of December 31, 2022 and 2021, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
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
The Company uses various types of derivative instruments, including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes. The Company may also designate certain non-derivative instruments, such as our foreign currency denominated third-party debt, in hedging relationships.
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
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$126	$151
Foreign currency contracts	Other noncurrent assets	13	27
Interest rate contracts	Prepaid expenses and other current assets	—	1
Interest rate contracts	Other noncurrent assets	—	282
Total assets		$139	$461
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$54	$15
Foreign currency contracts	Other noncurrent liabilities	108	17
Commodity contracts	Accounts payable and accrued expenses	2	—
Interest rate contracts	Other noncurrent liabilities	1,676	14
Total liabilities		$1,840	$46
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
2Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2022	December 31, 2021
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$46	$53
Foreign currency contracts	Other noncurrent assets	22	—
Commodity contracts	Prepaid expenses and other current assets	34	131
Commodity contracts	Other noncurrent assets	—	3
Other derivative instruments	Prepaid expenses and other current assets	—	9
Total assets		$102	$196
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$87	$34
Foreign currency contracts	Other noncurrent liabilities	1	9
Commodity contracts	Accounts payable and accrued expenses	35	6
Commodity contracts	Other noncurrent liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	3	—
Total liabilities		$126	$50
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

Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Furthermore, for certain derivative financial instruments, the Company has agreements with counterparties that require collateral to be exchanged based on changes in the fair value of the instruments. The Company classifies collateral payments and receipts as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position. As a result of these factors, we consider the risk of counterparty default to be minimal.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $5,510 million and $7,399 million as of December 31, 2022 and 2021, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $958 million and $1,994 million as of December 31, 2022 and 2021, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $35 million and $10 million as of December 31, 2022 and 2021, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. There were no interest rate swap agreements that were designated and qualified for the Company’s interest rate cash flow hedging program as of December 31, 2022 and 2021.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
2022
Foreign currency contracts	$205	Net operating revenues	$218
Foreign currency contracts	17	Cost of goods sold	28
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(91)	Other income (loss) — net	(79)
Commodity contracts	(4)	Cost of goods sold	(2)
Total	$127		$161
2021
Foreign currency contracts	$36	Net operating revenues	$(77)
Foreign currency contracts	(2)	Cost of goods sold	(10)
Foreign currency contracts	—	Interest expense	(13)
Foreign currency contracts	19	Other income (loss) — net	74
Interest rate contracts	110	Interest expense	(90)
Commodity contracts	(1)	Cost of goods sold	—
Total	$162		$(116)
2020
Foreign currency contracts	$(93)	Net operating revenues	$(73)
Foreign currency contracts	4	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(16)
Foreign currency contracts	37	Other income (loss) — net	60
Interest rate contracts	15	Interest expense	(54)
Commodity contracts	2	Cost of goods sold	—
Total	$(35)		$(74)
As of December 31, 2022, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $56 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,425 million and $12,113 million as of December 31, 2022 and 2021, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
2022
Interest rate contracts	Interest expense	$(1,944)
Fixed-rate debt	Interest expense	1,927
Net impact of fair value hedging instruments		$(17)
2021
Interest rate contracts	Interest expense	$(67)
Fixed-rate debt	Interest expense	66
Net impact of fair value hedging instruments		$(1)
2020
Interest rate contracts	Interest expense	$275
Fixed-rate debt	Interest expense	(274)
Net impact to interest expense		$1
Foreign currency contracts	Other income (loss) — net	$(4)
Available-for-sale securities	Other income (loss) — net	5
Net impact to other income (loss) — net		$1
Net impact of fair value hedging instruments		$2
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Current maturities of long-term debt	$—	$200	$—	$1	$—	$—
Long-term debt	11,900	12,353	(1,664)	255	195	228
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
Foreign currency contracts	$—	$40	$(10)	$(10)	$(5)
Foreign currency denominated debt	12,061	12,812	751	928	(1,089)
Total	$12,061	$12,852	$741	$918	$(1,094)
The Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings during the year ended December 31, 2021. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the years ended December 31, 2022 and 2020. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2022, 2021 and 2020. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that were designated and qualified for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $4,902 million and $4,258 million as of December 31, 2022 and 2021, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The total notional value of derivatives related to our economic hedges of this type was $200 million as of December 31, 2021. There were no interest rate contracts used as economic hedges as of December 31, 2022.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $336 million and $908 million as of December 31, 2022 and 2021, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2022	2021	2020
Foreign currency contracts	Net operating revenues	$(55)	$6	$58
Foreign currency contracts	Cost of goods sold	46	(10)	6
Foreign currency contracts	Other income (loss) — net	57	(84)	(13)
Commodity contracts	Cost of goods sold	(40)	171	54
Interest rate contracts	Interest expense	—	(187)	6
Other derivative instruments	Selling, general and administrative expenses	(21)	34	21
Other derivative instruments	Other income (loss) — net	—	(3)	(55)
Total		$(13)	$(73)	$77
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
The Company’s equity method investments include, but are not limited to, our ownership interests in CCEP; Monster; AC Bebidas, S. de R.L. de C.V.; Coca-Cola FEMSA, S.A.B. de C.V.; Coca-Cola HBC AG; and Coca-Cola Bottlers Japan Holdings Inc. (“CCBJHI”). As of December 31, 2022, we owned 19 percent, 20 percent, 20 percent, 28 percent, 21 percent and 19 percent, respectively, of these companies’ outstanding shares. As of December 31, 2022, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $7,822 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2022	2021	2020
Net operating revenues	$85,116	$79,934	$69,384
Cost of goods sold	52,051	47,847	41,139
Gross profit	$33,065	$32,087	$28,245
Operating income	$9,719	$9,089	$7,056
Consolidated net income	$6,373	$6,050	$4,176
Less: Net income attributable to noncontrolling interests	102	91	54
Net income attributable to common shareowners	$6,271	$5,959	$4,122
Company equity income (loss) — net	$1,472	$1,438	$978
1 The financial information represents the results of the equity method investees during the Company’s period of ownership.

December 31,	2022	2021
Current assets	$32,722	$30,992
Noncurrent assets	70,523	72,064
Total assets	$103,245	$103,056
Current liabilities	$23,580	$21,362
Noncurrent liabilities	34,740	37,353
Total liabilities	$58,320	$58,715
Equity attributable to shareowners of investees	$43,917	$43,422
Equity attributable to noncontrolling interests	1,008	919
Total equity	$44,925	$44,341
Company equity method investments	$18,264	$17,598
Net sales to equity method investees, the majority of which are located outside the United States, were $16,084 million, $14,471 million and $13,041 million in 2022, 2021 and 2020, respectively. Total payments, primarily related to marketing, made to equity method investees were $396 million, $516 million and $547 million in 2022, 2021 and 2020, respectively. The increase in net sales to equity method investees in 2022 was primarily due to the continued recovery from the COVID-19 pandemic. In addition, purchases of beverage products from equity method investees were $505 million, $496 million and $452 million in 2022, 2021 and 2020, respectively.
The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company’s carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2022	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$10,368	$4,514	$5,854
Coca-Cola Europacific Partners plc	4,865	3,643	1,222
Coca-Cola FEMSA, S.A.B. de C.V.	3,952	1,729	2,223
Coca-Cola HBC AG	1,868	1,119	749
Coca-Cola Consolidated, Inc.	1,272	339	933
Coca-Cola Bottlers Japan Holdings Inc.[1]	369	398	(29)
Coca-Cola İçecek A.Ş.	559	207	352
Embotelladora Andina S.A.	134	97	37
Total	$23,387	$12,046	$11,341
1The carrying value of our investment in CCBJHI exceeded its fair value as of December 31, 2022 by $29 million. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,191 million and $882 million as of December 31, 2022 and 2021, respectively. The total amount of dividends received from equity method investees was $634 million, $823 million and $467 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2022 was $7,030 million.

NOTE 7: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2022	2021
Trademarks	$14,214	$14,465
Goodwill	18,782	19,363
Other	175	211
Indefinite-lived intangible assets	$33,171	$34,039
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2021
Balance at beginning of year	$1,308	$164	$8,792	$201	$2,892	$4,149	$17,506
Effect of foreign currency translation	(83)	(8)	—	(6)	46	(285)	(336)
Acquisitions[1]	55	44	1,886	227	45	—	2,257
Impairments	—	—	—	—	—	(7)	(7)
Divestitures, deconsolidations and other[2]	—	—	(13)	—	(7)	(37)	(57)
Balance at end of year	$1,280	$200	$10,665	$422	$2,976	$3,820	$19,363
2022
Balance at beginning of year	$1,280	$200	$10,665	$422	$2,976	$3,820	$19,363
Effect of foreign currency translation	(83)	3	—	(12)	(272)	(239)	(603)
Acquisitions	—	—	—	—	—	4	4
Purchase accounting adjustments	—	—	12	2	9	—	23
Divestitures, deconsolidations and other	—	—	—	—	(5)	—	(5)
Balance at end of year	$1,197	$203	$10,677	$412	$2,708	$3,585	$18,782
1For information related to the Company’s acquisitions, refer to Note 2.
2The decrease in the Bottling Investments operating segment was a result of the Company’s bottling operations in Vietnam and Cambodia being classified as held for sale. Refer to Note 2.
Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$354	$(109)	$245	$336	$(86)	$250
Trademarks	147	(84)	63	189	(87)	102
Other	206	(54)	152	273	(51)	222
Total	$707	$(247)	$460	$798	$(224)	$574
Total amortization expense for intangible assets subject to amortization was $120 million, $165 million and $203 million in 2022, 2021 and 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of December 31, 2022, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2023	$89
2024	65
2025	57
2026	45
2027	44
NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2022	2021
Accounts payable	$5,307	$4,602
Accrued marketing expenses	2,778	2,830
Accrued compensation	1,087	1,051
Variable consideration payable	934	1,118
Other accrued expenses[1]	5,643	5,018
Accounts payable and accrued expenses	$15,749	$14,619
1Includes cash proceeds of $823 million received in advance of refranchising our bottling operations in Vietnam in January 2023. Refer to Note 2 for additional information.
NOTE 9: LEASES
We have operating leases primarily for real estate, manufacturing and other equipment, aircraft, and vehicles.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2022	2021
Operating lease ROU assets[1]	$1,406	$1,418
Current portion of operating lease liabilities[2]	$341	$310
Noncurrent portion of operating lease liabilities[3]	1,113	1,161
Total operating lease liabilities	$1,454	$1,471
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
We had operating lease costs of $397 million and $342 million for the years ended December 31, 2022 and 2021, respectively. During 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $400 million and $352 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $337 million and $194 million for the years ended December 31, 2022 and 2021, respectively.
Information associated with the measurement of our operating lease obligations as of December 31, 2022 is as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	2.9%
Our leases have remaining lease terms of 1 year to 42 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

The following table summarizes the maturities of our operating lease liabilities as of December 31, 2022 (in millions):

Maturities of Operating Lease Liabilities
2023	$372
2024	300
2025	230
2026	171
2027	116
Thereafter	425
Total operating lease payments	1,614
Less: Imputed interest	160
Total operating lease liabilities	$1,454
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2022 and 2021, we had $2,146 million and $2,462 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were 4.2 percent and 0.1 percent as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company also had $227 million and $845 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings that were related to our international operations.
In addition, we had $5,712 million in unused lines of credit and other short-term credit facilities as of December 31, 2022, of which $4,375 million was in corporate backup lines of credit for general purposes. These backup lines of credit expire at various times from 2023 through 2028. There were no borrowings under these corporate backup lines of credit during 2022. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which was significant to our Company.
Long-Term Debt
During 2022, the Company retired upon maturity fixed interest rate Swiss franc notes and U.S. dollar debentures of SFr550 million and $410 million, respectively, with interest rates ranging from 0.260 percent to 8.500 percent.
During 2022, our bottling operations in Africa refinanced a portion of its short-term borrowings and issued new long-term debt. This resulted in borrowings of $1,368 million at a weighted-average interest rate of 5.210 percent as of December 31, 2022.
During 2021, the Company issued fixed interest rate U.S. dollar notes and euro notes of $5,950 million and €3,150 million, respectively, with maturity dates ranging from 2028 to 2051 and interest rates ranging from 0.125 percent to 3.000 percent. The carrying value of these notes as of December 31, 2021 was $9,410 million.
During 2021, the Company retired upon maturity variable interest rate euro notes of €371 million with an interest rate equal to the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 0.200 percent.
During 2021, the Company also extinguished prior to maturity fixed interest rate U.S. dollar notes and euro notes of $6,500 million and €2,430 million, respectively, with maturity dates ranging from 2023 to 2026 and interest rates ranging from 0.750 percent to 3.200 percent. These extinguishments resulted in associated charges of $559 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the notes extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $91 million as a result of the reclassification of related cash flow hedging balances from AOCI into income.
During 2020, the Company issued fixed interest rate U.S. dollar notes and euro notes of $15,600 million and €2,600 million, respectively, with maturity dates ranging from 2025 to 2060 and interest rates ranging from 0.125 percent to 4.200 percent. The carrying value of these notes as of December 31, 2020 was $17,616 million.
During 2020, the Company retired upon maturity fixed interest rate Australian dollar notes and U.S. dollar notes of AUD450 million and $3,750 million, respectively, with interest rates ranging from 1.875 percent to 3.150 percent. Additionally, the Company retired upon maturity U.S. dollar zero coupon notes of $171 million.

During 2020, the Company also extinguished prior to maturity fixed interest rate U.S. dollar notes and euro notes of $3,815 million and €2,300 million, respectively, with maturity dates ranging from 2021 to 2050 and interest rates ranging from 0.000 percent to 4.200 percent. Additionally, the Company extinguished prior to maturity variable interest rate euro notes of €379 million with a maturity date in 2021 and an interest rate equal to the three-month EURIBOR plus 0.200 percent. These extinguishments resulted in associated charges of $459 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the notes extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $25 million as a result of the reclassification of related cash flow hedging balances from AOCI into income.
The Company’s long-term debt consisted of the following (in millions except average rate data):

	December 31, 2022		December 31, 2021
	Amount	Average Rate[1]	Amount	Average Rate[1]
Fixed interest rate long-term debt:
U.S. dollar notes due 2024-2093	$21,966	2.5%	$21,953	2.2%
U.S. dollar debentures due 2023-2098	891	4.7	1,316	5.2
Australian dollar notes due 2024	374	2.7	398	2.5
Euro notes due 2024-2041	12,485	0.7	13,249	0.4
Swiss franc notes due 2022-2028	623	3.2	1,234	2.3
Other, due through 2098[2,3]	1,906	6.7	821	6.0
Fair value adjustments[4]	(1,469)	N/A	483	N/A
Total[5,6]	36,776	2.3%	39,454	1.7%
Less: Current portion	399		1,338
Long-term debt	$36,377		$38,116
1Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements, cross-currency swap agreements and fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2As of December 31, 2022, the amount shown includes $1,789 million of debt instruments and finance leases that are due through 2046.
3As of December 31, 2022 and 2021, the amounts shown include $1,368 million and $407 million, respectively, which relate to our bottling operations in Africa.
4Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
5As of December 31, 2022 and 2021, the fair value of our long-term debt, including the current portion, was $32,698 million and $40,311 million, respectively.
6The above notes and debentures include various restrictions, none of which was significant to our Company.
Total interest paid was $848 million, $738 million and $935 million in 2022, 2021 and 2020, respectively.
The following table summarizes the maturities of long-term debt for the five years succeeding December 31, 2022 (in millions):

Maturities of Long-Term Debt
2023	$399
2024	1,967
2025	1,123
2026	1,558
2027	4,494

NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2022, we were contingently liable for guarantees of indebtedness owed by third parties of $1,017 million, of which $133 million was related to VIEs. Refer to Note 1 for additional information related to the Company’s maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
Concentrations of Credit Risk
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
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These uncertain tax matters may result in the assessment of additional taxes. Refer to Note 14.
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
Prior to trial, the IRS increased its transfer pricing adjustment by $385 million, resulting in an additional tax adjustment of $135 million. The Company obtained a summary judgment in its favor on a different matter related to Mexican foreign tax credits, which thereafter effectively reduced the IRS’ potential tax adjustment by $138 million.
The trial was held in the Tax Court from March through May 2018, and final post-trial briefs were filed and exchanged in April 2019.
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). The Tax Court issued its opinion in 3M Co.’s case (“3M Co. opinion”) on February 9, 2023. Once the Tax Court completes its analysis of the application of the 3M Co. opinion to the Company’s case, the Company expects the Tax Court to render another opinion, and ultimately a final decision, in the Company’s case.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2022. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2022 to $423 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact, if any, of both opinions, after which the Tax Court would render a final decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.2 billion (including interest accrued through December 31, 2022), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $199 million and $229 million as of December 31, 2022 and 2021, respectively.
NOTE 12: STOCK-BASED COMPENSATION PLANS
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. The Coca-Cola Company 2014 Equity Plan (“2014 Equity Plan”) was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued through the grant of equity awards. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock, restricted stock units and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2022, there were 308 million shares available to be granted under the 2014 Equity Plan. In addition, there were 3 million shares available for stock option and restricted stock award grants under plans approved by shareowners prior to 2014.
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
Total stock-based compensation expense was $361 million, $337 million and $141 million in 2022, 2021 and 2020, respectively. In 2022, for certain employees who accepted voluntary separation from the Company as a result of the restructuring of our North America operating unit, the Company provided cash payments designed to offset the loss of certain equity awards and serve as a cash supplement to employees upon the exercise of certain stock options. In 2020, for certain employees who accepted voluntary separation from the Company as a result of our strategic realignment initiatives, the Company modified their outstanding equity awards so that the employees retained all or some of their awards, whereas otherwise the awards would have been forfeited. The incremental stock-based compensation expense in 2022 arising from the cash payments was $5 million, and the incremental stock-based compensation expense in 2020 arising from the modification of awards was $15 million. These amounts were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 18 for additional information on the Company’s restructuring and strategic realignment initiatives. The remainder of stock-based compensation expense in 2022 and 2020 of $356 million and $126 million, respectively, and all stock-based compensation expense in 2021 were recorded in the line item selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $55 million, $60 million and $32 million in 2022, 2021 and 2020, respectively.

As of December 31, 2022, we had $325 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Stock Option Awards
Stock option awards are generally granted with an exercise price equal to the average of the high and low market prices per share of the Company’s stock on the grant date. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is expensed on a straight-line basis over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2022	2021	2020
Fair value of stock options on grant date	$8.23	$5.08	$6.44
Dividend yield[1]	2.8%	3.3%	2.7%
Expected volatility[2]	18.0%	18.0%	16.0%
Risk-free interest rate[3]	1.9%	0.9%	1.4%
Expected term of stock options[4]	6 years	6 years	6 years
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
4The expected term of the stock options represents the period of time that stock options are expected to be outstanding and is derived by analyzing historical exercise behavior.
Stock option awards generally expire 10 years after the grant date. The shares of common stock to be issued and/or sold upon the exercise of stock options are made available from either authorized and unissued common stock or from treasury shares. Since 2007, the Company has issued common stock under its stock-based compensation plans from treasury shares.
Stock option activity during the year ended December 31, 2022 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2022	75	$42.43
Granted	7	61.35
Exercised	(22)	38.75
Forfeited/expired	(1)	52.96
Outstanding on December 31, 2022	59	$45.93	3.6 years	$1,035
Expected to vest	58	$45.88	4.6 years	$1,030
Exercisable on December 31, 2022	43	$42.20	3.3 years	$916
The total intrinsic value of the stock options exercised was $534 million, $358 million and $453 million in 2022, 2021 and 2020, respectively. The total number of stock options exercised was 22 million, 19 million and 23 million in 2022, 2021 and 2020, respectively.
Performance-Based Share Unit Awards
Performance share unit awards require achievement of certain performance criteria, which are predefined by the Talent and Compensation Committee of our Board of Directors at the time of grant. For performance share unit awards granted from 2015 through 2017, the performance criteria were economic profit and net operating revenues over a predefined performance period of three years. Economic profit is our net operating profit after tax less the cost of the capital used in our business. Economic profit and net operating revenues were adjusted for certain items, which were approved by the Audit Committee of our Board of Directors. The purpose of these adjustments was to ensure a consistent year-to-year comparison of the specific performance criteria. Most of these awards included a relative TSR modifier to determine the final number of performance share units earned. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria was reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies fell outside of a predefined range. The fair value of these performance share units was determined using a Monte Carlo valuation model. The performance share unit awards granted from 2015 through 2017 were subject to a one-year holding period after the performance period before the shares were released.
For performance share unit awards granted from 2018 through 2022, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. For performance share unit awards granted to executives in 2022, the performance criteria were weighted 30 percent for net operating revenues, 30 percent for earnings per share, 30 percent for free cash flow and 10 percent for environmental sustainability. For purposes of these performance criteria, earnings per share is diluted net income per share; free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; and environmental sustainability is comprised of predefined goals related to the Company’s packaging and water security strategies. These performance criteria are adjusted for certain items, if applicable, which are subject to Audit Committee approval. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Performance share unit awards granted to executives include a relative TSR modifier to determine the final number of performance share units earned. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined compensation comparator group of companies falls outside of a predefined range. The fair value of performance share units that do not include a TSR modifier is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the performance period. The performance share unit awards will generally vest at the end of the respective performance period.
During 2021, in addition to granting performance share unit awards with a three-year performance period, the Company granted emerging stronger performance share unit awards with a predefined performance period of two years. The award’s performance criterion was earnings per share, and the award included a relative TSR modifier. Earnings per share for these purposes was diluted net income per share adjusted for certain items, which were approved by the Audit Committee. The purpose of these adjustments was to ensure a consistent year-to-year comparison of the performance criterion. These performance share unit awards generally vested at the end of the two-year performance period.
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
Performance share units earned are generally settled in stock, except for certain circumstances such as death or disability, in which case beneficiaries or employees are provided cash payments. As of December 31, 2022, nonvested performance share units of approximately 1,949,000 and 1,757,000 were outstanding for the 2021-2023 and 2022-2024 performance periods, respectively, based on the target award amounts.

The following table summarizes information about outstanding nonvested performance share units based on the target award levels:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2022	4,186	$50.90
Granted	1,829	59.61
Vested[1]	(2,088)	54.71
Forfeited	(221)	52.76
Nonvested on December 31, 2022[2]	3,706	$52.94
1Represents the target level of performance share units vested as of December 31, 2022 for the 2020-2022 and 2021-2022 performance periods. Upon certification in February 2023 of the financial results for the performance periods, the final number of shares earned will be determined and released.
2The outstanding nonvested performance share units as of December 31, 2022 at the threshold award and maximum award levels were approximately 1,563,000 and 8,486,000, respectively.
The weighted-average grant date fair value of performance share unit awards granted in 2022, 2021 and 2020 was $59.61, $47.04 and $57.00, respectively.
The following table summarizes information about vested performance share units based on the certified award level:

	2019-2021 Award
	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value
Certified	2,057	$40.29
Released during 2022	(2,051)	40.57
Forfeited during 2022	(6)	40.29
The total intrinsic value of performance share units that were released was $125 million, $237 million and $191 million in 2022, 2021 and 2020, respectively.
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
The following table summarizes information about outstanding nonvested time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2022	3,394	$46.56
Granted	1,190	56.94
Vested and released	(1,361)	41.83
Forfeited	(193)	49.77
Nonvested on December 31, 2022	3,030	$52.35

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Our Company sponsors a qualified pension plan covering substantially all U.S. employees as well as unfunded nonqualified pension plans covering certain U.S. employees. Our Company also sponsors postretirement health care and life insurance benefit plans covering certain U.S. employees. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement benefit arrangements outside the United States.
As of December 31, 2022, the U.S. qualified pension plan represented 64 percent and 61 percent of the Company’s consolidated projected benefit obligation and pension plan assets, respectively.
Obligations and Funded Status
The following table sets forth the changes in the benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2022	2021		2022	2021
Benefit obligation at beginning of year[1]	$8,580	$9,414		$696	$769
Service cost	93	97		7	9
Interest cost	232	183		17	15
Participant contributions	5	5		11	13
Foreign currency exchange rate changes	(152)	(33)		(4)	(1)
Amendments	9	—		—	(13)
Net actuarial gain[2]	(1,891)	(226)		(175)	(28)
Benefits paid	(500)	(375)		(57)	(67)
Divestitures	(2)	—		—	—
Settlements	(26)	(491)	[3]	—	—
Curtailments	(1)	—		—	(1)
Special termination benefits	1	3		—	—
Other	28	3		—	—
Benefit obligation at end of year[1]	$6,376	$8,580		$495	$696
Fair value of plan assets at beginning of year	$8,905	$8,639		$419	$396
Actual return on plan assets	(1,101)	1,003		(55)	15
Employer contributions	33	33		—	—
Participant contributions	5	6		9	8
Foreign currency exchange rate changes	(258)	(42)		—	—
Benefits paid	(427)	(315)		—	—
Settlements	(26)	(421)	[3]	—	—
Other	27	2		—	—
Fair value of plan assets at end of year	$7,158	$8,905		$373	$419
Net asset (liability) recognized	$782	$325		$(122)	$(277)
1 For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $6,307 million and $8,431 million as of December 31, 2022 and 2021, respectively.
2 An increase in the weighted-average discount rate assumption was the primary driver of net actuarial gain during 2022 and 2021. For our U.S. qualified pension plan, an increase in the discount rate resulted in an actuarial gain of $1,231 million during 2022, and an increase in the discount rate resulted in an actuarial gain of $197 million during 2021. Additional drivers of net actuarial gain included other assumption updates and plan experience.
3 Settlements were primarily related to our strategic realignment initiatives. Refer to Note 18.

Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2022	2021	2022	2021
Other noncurrent assets	$1,558	$1,545	$44	$—
Accounts payable and accrued expenses	(70)	(70)	(17)	(18)
Other noncurrent liabilities	(706)	(1,150)	(149)	(259)
Net asset (liability) recognized	$782	$325	$(122)	$(277)
Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2022	2021
Projected benefit obligation	$972	$6,862
Fair value of plan assets	197	5,641
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2022	2021
Accumulated benefit obligation	$880	$6,689
Fair value of plan assets	138	5,584
Certain of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated postretirement benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2022	2021
Accumulated postretirement benefit obligation	$166	$696
Fair value of plan assets	—	419

Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2022	2021	2022	2021
Cash and cash equivalents	$473	$272	$162	$233
Equity securities:
U.S.-based companies	509	1,463	679	968
International-based companies	285	876	654	830
Fixed-income securities:
Government bonds	793	182	445	495
Corporate bonds and debt securities	384	899	115	124
Mutual, pooled and commingled funds[1]	304	290	463	560
Hedge funds/limited partnerships	915	682	21	38
Real estate	417	381	7	8
Derivative financial instruments	—	(1)	(14)	(8)
Other	256	339	290	274
Total pension plan assets[2]	$4,336	$5,383	$2,822	$3,522
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
Investment Strategy for U.S. Pension Plan
The Company utilizes the services of investment managers to actively manage the assets of our U.S. qualified pension plan. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. pension plan assets is based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 18 percent equity securities, 47 percent fixed-income securities and 35 percent alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:
(1)optimize the long-term return on plan assets at an acceptable level of risk;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)maintain careful control of the risk level within each asset class.
The investment guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2022, no investment manager was responsible for more than 24 percent of total U.S. pension plan assets.
Our target allocation of 18 percent equity securities is composed of 81 percent global equities, 11 percent emerging market equities and 8 percent domestic small-cap and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. As of December 31, 2022, investments in our common stock accounted for 9 percent of total global equities and 5 percent of total U.S. pension plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small-cap and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
Our target allocation of 47 percent fixed-income securities is composed of 62 percent long-duration bonds and 38 percent with multi-strategy alternative credit managers. Long-duration bonds are intended to provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. Multi-strategy alternative credit managers invest in a combination of high-yield bonds, bank loans, structured credit and emerging market debt. These investments are in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds and also help diversify our overall fixed-income portfolio.
Our target allocation for alternative investments is 35 percent. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
The long-term target allocation for 66 percent of our international subsidiaries’ pension plan assets, primarily certain of our European and Canadian plans, is 66 percent equity securities, 16 percent fixed-income securities and 18 percent other investments. The actual allocation for the remaining 34 percent of the Company’s international subsidiaries’ pension plan assets consisted of 39 percent mutual, pooled and commingled funds; 23 percent fixed-income securities; 2 percent equity securities; and 36 percent other investments as of December 31, 2022. The investment strategies for our international subsidiaries’ pension plans vary greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement health care benefit plans through a Voluntary Employee Beneficiary Association (“VEBA”), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets by asset class for our other postretirement benefit plans (in millions):

December 31,	2022	2021
Cash and cash equivalents	$43	$33
Equity securities:
U.S.-based companies	133	184
International-based companies	4	12
Fixed-income securities:
Government bonds	12	3
Corporate bonds and debt securities	71	82
Mutual, pooled and commingled funds	86	87
Hedge funds/limited partnerships	14	9
Real estate	6	5
Other	4	4
Total other postretirement benefit plan assets[1]	$373	$419
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

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans				Other Postretirement Benefit Plans
Year Ended December 31,	2022	2021		2020	2022	2021	2020
Service cost	$93	$97		$112	$7	$9	$11
Interest cost	232	183		235	17	15	21
Expected return on plan assets[1]	(558)	(606)		(587)	(16)	(17)	(16)
Amortization of prior service cost (credit)	—	—		3	(3)	(2)	(3)
Amortization of net actuarial loss[2]	109	146		171	—	4	5
Net periodic benefit cost (income)	(124)	(180)		(66)	5	9	18
Settlement charges (credits)	(1)	117	[3]	23	—	—	—
Curtailment charges (credits)	(1)	(1)		1	—	(1)	6
Special termination benefits	1	3		2	—	—	—
Other	1	—		(4)	—	—	—
Total cost (income)	$(124)	$(61)		$(44)	$5	$8	$24
1The Company has elected to use the actual fair value of plan assets as the market-related value of plan assets in the determination of the expected return on plan assets.
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
Impact on Accumulated Other Comprehensive Income
The following table sets forth the pretax changes in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2022	2021		2022	2021
Balance in AOCI at beginning of year	$(2,125)	$(3,012)		$(4)	$(47)
Recognized prior service cost (credit)	—	1		(3)	(2)
Recognized net actuarial loss	107	261	[1]	—	3
Prior service credit (cost) occurring during the year	(9)	—		—	13
Net actuarial gain occurring during the year	232	623		104	27
Net foreign currency translation adjustments	40	2		(2)	2
Balance in AOCI at end of year	$(1,755)	$(2,125)		$95	$(4)
1    Includes $117 million of recognized net actuarial loss due to the impact of settlements, which were primarily related to our strategic realignment initiatives. Refer to Note 18.
The following table sets forth the pretax amounts in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2022	2021	2022	2021
Prior service credit (cost)	$(17)	$(9)	$24	$28
Net actuarial gain (loss)	(1,738)	(2,116)	71	(32)
Balance in AOCI at end of year	$(1,755)	$(2,125)	$95	$(4)

Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2022	2021	2022	2021
Discount rate	5.50%	3.00%	6.00%	3.25%
Interest crediting rate	4.00%	3.00%	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost or income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Discount rate	3.00%	2.50%	3.25%	3.25%	2.75%	3.50%
Interest crediting rate	3.00%	3.00%	3.50%	N/A	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	7.25%	7.50%	4.00%	4.25%	4.50%
The discount rate assumption used to account for pension and other postretirement benefit plans reflects the rate at which the benefit obligations could be effectively settled. The discount rate for U.S. and certain non-U.S. plans is determined using a matching technique whereby the rates of a yield curve, developed from high-quality debt securities, are applied to projected benefit cash flows to determine the appropriate effective discount rate. For other non-U.S. plans, we base the discount rate assumption on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost or income for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans’ projected benefit cash flows. The rate of compensation increase assumption is determined by the Company based upon annual reviews.
The cash balance interest crediting rate for the U.S. qualified pension plan is based on the yield on six-month U.S. Treasury bills on the last day of September of the previous plan year, plus 150 basis points, with a minimum interest crediting rate of 3.80 percent for all active employees and certain former employees. The Company assumes that the ultimate interest crediting rate is 140 basis points lower than the plan’s year-end discount rate and that the current interest crediting rate will converge with the ultimate interest crediting rate after a period of 10 years.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the expected long-term rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2022 net periodic benefit income for the U.S. pension plans was 6.75 percent. As of December 31, 2022, the 5-year, 10-year and 15-year annualized return for the U.S. pension plan assets was 4.8 percent, 6.8 percent and 5.2 percent, respectively. The annualized return since inception was 10.0 percent.
The weighted-average assumptions for health care cost trend rates were as follows:

December 31,	2022	2021
Health care cost trend rate assumed for next year	8.25%	6.75%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.25%
Year that the trend rate reaches the ultimate trend rate	2030	2027
We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions. The Company’s U.S. postretirement health care benefits are primarily provided through plans with either a capped Company cost or a defined-dollar benefit. This limits the effects of health care inflation on the Company.

Cash Flows
The expected benefit payments for our pension and other postretirement benefit plans for the 10 years succeeding December 31, 2022 are as follows (in millions):

Year Ended December 31,	2023	2024	2025	2026	2027	2028-2032
Benefit payments for pension plans	$583	$531	$545	$520	$495	$2,457
Benefit payments for other postretirement benefit plans	53	51	48	46	43	190
Total	$636	$582	$593	$566	$538	$2,647
The Company anticipates making contributions of approximately $42 million to our pension trusts in 2023, all of which will be allocated to our international plans. These contributions are made in accordance with local laws and tax regulations.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants’ contributions up to a maximum of 3.0 percent to 3.5 percent of compensation, subject to an IRS limit on compensation. The Company’s expense for the U.S. plans totaled $45 million, $32 million and $43 million in 2022, 2021 and 2020, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company’s expense for these plans totaled $79 million in both 2022 and 2021 and $63 million in 2020.
Multi-Employer Retirement Plans
The Company participates in various multi-employer retirement plans, which are designed to provide benefits to, or on behalf of, employees of multiple employers. These plans are typically established under collective bargaining agreements. Multi-employer retirement plans are generally governed by a board of trustees composed of representatives of both management and labor and are generally funded through employer contributions.
The Company’s expense for multi-employer retirement plans totaled $1 million in both 2022 and 2021 and $2 million in 2020. The plans we currently participate in have contractual arrangements that extend into 2026. If, in the future, we choose to withdraw from any of the multi-employer retirement plans in which we currently participate, we would record the appropriate withdrawal liability, if any, at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2022	2021	2020
United States	$3,452	$3,538	$3,149
International	8,234	8,887	6,600
Total	$11,686	$12,425	$9,749
Income taxes consisted of the following (in millions):

	United States	State and Local	International		Total
2022
Current	$468	$118	$1,651		$2,237
Deferred	(121)	(4)	3		(122)
2021
Current	$243	$106	$1,378		$1,727
Deferred	229	(10)	675	[1]	894
2020
Current	$296	$396	$1,307		$1,999
Deferred	(220)	21	181		(18)
1 Includes net tax expense of $195 million related to changes in tax laws in certain foreign jurisdictions.

We made income tax payments of $2,403 million, $2,168 million and $1,268 million in 2022, 2021 and 2020, respectively.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $406 million, $381 million and $317 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2022	2021		2020
Statutory U.S. federal tax rate	21.0%	21.0%		21.0%
State and local income taxes — net of federal benefit	1.4	1.1		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.6)	2.3	[1]	0.9	[3]
Equity income or loss	(2.7)	(2.0)		(1.4)
Excess tax benefits on stock-based compensation	(0.7)	(0.5)		(0.8)
Other — net	(0.3)	(0.8)	[2]	(0.5)	[4,5]
Effective tax rate	18.1%	21.1%		20.3%
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
As of December 31, 2022, we have not recorded incremental income taxes for additional outside basis differences of $6.8 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
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
The Company and its subsidiaries file income tax returns in all applicable jurisdictions, including the U.S. federal jurisdiction, U.S. state jurisdictions and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2007. With respect to U.S. state jurisdictions and foreign jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years prior to 2007. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers that were acquired in connection with our acquisition of Coca‑Cola Enterprises Inc.’s former North America business and that were generated from 1990 through 2010 are subject to adjustments until the year in which they are utilized is no longer subject to examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for in accordance with the applicable accounting guidance.

On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 11.
As of December 31, 2022, the gross amount of unrecognized tax benefits was $926 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $617 million, exclusive of any benefits related to interest and penalties. The remaining $309 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2022	2021	2020
Balance of unrecognized tax benefits at beginning of year	$906	$915	$392
Increase related to prior period tax positions	6	9	528	[1]
Decrease related to prior period tax positions	—	(50)	(1)
Increase related to current period tax positions	38	37	26
Decrease related to settlements with taxing authorities	(2)	(4)	(19)
Effect of foreign currency translation	(22)	(1)	(11)
Balance of unrecognized tax benefits at end of year	$926	$906	$915
1 The increase was primarily related to a change in judgment on certain tax positions due to the Opinion. Refer to Note 11.
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $496 million, $453 million and $391 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2022, 2021 and 2020, respectively. Of these amounts, expense of $43 million, $62 million and $190 million was recognized in 2022, 2021 and 2020, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2022	2021
Deferred tax assets:
Property, plant and equipment	$40	$36
Trademarks and other intangible assets	1,617	1,910
Equity method investments (including net foreign currency translation adjustments)	366	595
Derivative financial instruments	207	215
Other liabilities	1,503	1,255
Benefit plans	522	670
Net operating loss carryforwards	248	280
Other	530	377
Gross deferred tax assets	5,033	5,338
Valuation allowances	(424)	(401)
Total deferred tax assets	$4,609	$4,937
Deferred tax liabilities:
Property, plant and equipment	$(741)	$(721)
Trademarks and other intangible assets	(1,843)	(1,783)
Equity method investments (including net foreign currency translation adjustments)	(1,632)	(1,619)
Derivative financial instruments	(488)	(500)
Other liabilities	(372)	(315)
Benefit plans	(490)	(527)
Other	(211)	(164)
Total deferred tax liabilities	$(5,777)	$(5,629)
Net deferred tax assets (liabilities)	$(1,168)	$(692)
As of December 31, 2022 and 2021, we had net deferred tax assets of $398 million and $657 million, respectively, located in countries outside the United States.
As of December 31, 2022, we had $1,605 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $322 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2022	2021	2020
Balance at beginning of year	$401	$406	$303
Additions	47	25	240
Deductions	(24)	(30)	(137)
Balance at end of year	$424	$401	$406
The Company’s deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards and foreign tax credit carryforwards from operations in various jurisdictions and basis differences in certain equity investments. Current evidence does not suggest that we will realize sufficient taxable income of the appropriate character within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.
In 2022, the Company recognized a net increase of $23 million in its valuation allowances. The increase was primarily due to significant negative evidence on the utilization of excess foreign tax credits generated in the current year. The increase was also due to net increases in the deferred tax assets and related valuation allowances on certain equity investments and the changes in net operating losses in the normal course of business.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2022	2021
Net foreign currency translation adjustments	$(13,609)	$(12,595)
Accumulated net gains (losses) on derivatives	24	20
Unrealized net gains (losses) on available-for-sale debt securities	(25)	(62)
Adjustments to pension and other postretirement benefit liabilities	(1,285)	(1,693)
Accumulated other comprehensive income (loss)	$(14,895)	$(14,330)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2022
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$9,542	$29	$9,571
Other comprehensive income:
Net foreign currency translation adjustments	(1,014)	(118)	(1,132)
Net gains (losses) on derivatives[1]	4	—	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	37	—	37
Net change in pension and other postretirement benefit liabilities[3]	408	—	408
Total comprehensive income	$8,977	$(89)	$8,888
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2022
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(125)	$(226)	$(351)
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,419)	—	(1,419)
Gains (losses) on net investment hedges arising during the year[1]	741	(185)	556
Net foreign currency translation adjustments	$(603)	$(411)	$(1,014)
Derivatives:
Gains (losses) arising during the year	$165	$(40)	$125
Reclassification adjustments recognized in net income	(161)	40	(121)
Net gains (losses) on derivatives[1]	$4	$—	$4
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(69)	$4	$(65)
Reclassification adjustments recognized in net income	131	(29)	102
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$62	$(25)	$37
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$420	$(90)	$330
Reclassification adjustments recognized in net income	104	(26)	78
Net change in pension and other postretirement benefit liabilities[3]	$524	$(116)	$408
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(13)	$(552)	$(565)

2021
Foreign currency translation adjustments:
Translation adjustments arising during the year	$263	$19	$282
Reclassification adjustments recognized in net income	257	—	257
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,798)	—	(1,798)
Gains (losses) on net investment hedges arising during the year[1]	918	(230)	688
Reclassification adjustments for net investment hedges recognized in net income	4	—	4
Net foreign currency translation adjustments	$(356)	$(211)	$(567)
Derivatives:
Gains (losses) arising during the year	$160	$(41)	$119
Reclassification adjustments recognized in net income	124	(29)	95
Net gains (losses) on derivatives[1]	$284	$(70)	$214
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(141)	$48	$(93)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(137)	$47	$(90)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$653	$(138)	$515
Reclassification adjustments recognized in net income	265	(66)	199
Net change in pension and other postretirement benefit liabilities[3]	$918	$(204)	$714
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$709	$(438)	$271

	Before-Tax Amount	Income Tax	After-Tax Amount
2020
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(2,223)	$150	$(2,073)
Reclassification adjustments recognized in net income	3	—	3
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,133	—	2,133
Gains (losses) on net investment hedges arising during the year[1]	(1,094)	273	(821)
Net foreign currency translation adjustments	$(1,181)	$423	$(758)
Derivatives:
Gains (losses) arising during the year	$(54)	$13	$(41)
Reclassification adjustments recognized in net income	74	(18)	56
Net gains (losses) on derivatives[1]	$20	$(5)	$15
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(64)	$22	$(42)
Reclassification adjustments recognized in net income	(7)	2	(5)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(71)	$24	$(47)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(560)	$138	$(422)
Reclassification adjustments recognized in net income	206	(51)	155
Net change in pension and other postretirement benefit liabilities[3]	$(354)	$87	$(267)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,586)	$529	$(1,057)
1Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3Refer to Note 13 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded during the year ended December 31, 2022 (in millions):

Description of AOCI Component	Financial Statement Line Item	Amount Reclassified from AOCI into Income
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$200
	Income before income taxes	200
	Income taxes	—
	Consolidated net income	$200
Derivatives:
Foreign currency contracts	Net operating revenues	$(218)
Foreign currency and commodity contracts	Cost of goods sold	(26)
Foreign currency contracts	Other income (loss) — net	79
Foreign currency contracts	Interest expense	4
	Income before income taxes	(161)
	Income taxes	40
	Consolidated net income	$(121)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$131
	Income before income taxes	131
	Income taxes	(29)
	Consolidated net income	$102
Pension and other postretirement benefit liabilities:
Settlement charges (credits)	Other income (loss) — net	$(1)
Curtailment charges (credits)	Other income (loss) — net	(1)
Recognized net actuarial loss	Other income (loss) — net	109
Recognized prior service cost (credit)	Other income (loss) — net	(3)
	Income before income taxes	104
	Income taxes	(26)
	Consolidated net income	$78
1 Refer to Note 2.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,801	$169	$15		$85	$—		$2,070
Debt securities[1]	—	975	8		—	—		983
Derivatives[2]	2	239	—		—	(227)	[6]	14	[8]
Total assets	$1,803	$1,383	$23		$85	$(227)		$3,067
Liabilities:
Contingent consideration liability	$—	$—	$1,590	[5]	$—	$—		$1,590
Derivatives[2]	4	1,962	—		—	(1,678)	[7]	288	[8]
Total liabilities	$4	$1,962	$1,590		$—	$(1,678)		$1,878
1Refer to Note 4 for additional information related to the composition of our equity securities with readily determinable values and debt securities.
2Refer to Note 5 for additional information related to the composition of our derivatives portfolio.
3Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
4Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There were no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
5Refer to Note 2 for additional information related to the contingent consideration liability resulting from the fairlife acquisition.
6The Company is not obligated to return any cash collateral it has netted against its derivative position.

7The Company has the right to reclaim $1,447 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $14 million in the line item other noncurrent assets and $288 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivatives portfolio.

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
2Refer to Note 5 for additional information related to the composition of our derivatives portfolio.
3Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 4.
4Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle net positive and negative positions and also cash collateral held or placed with the same counterparties. There were no amounts subject to legally enforceable master netting agreements that management has chosen not to offset or that do not meet the offsetting requirements. Refer to Note 5.
5Refer to Note 2 for additional information related to the contingent consideration liability resulting from the fairlife acquisition.
6The Company was obligated to return $331 million in cash collateral it had netted against its derivative position.
7The Company did not have the right to reclaim any cash collateral it had netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $198 million in the line item other noncurrent assets and $14 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the years ended December 31, 2022 and 2021.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2022 and 2021.
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

The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2022		2021
Assets held for sale	$—		$(266)	[4]
Other-than-temporary impairment charges	(96)	[1]	—
Impairment of intangible assets	(57)	[2]	(78)	[5]
Valuation of shares in equity method investee	(24)	[3]	—
Total	$(177)		$(344)
1The Company recorded an other-than-temporary impairment charge of $96 million during the year ended December 31, 2022 related to an equity method investee in Russia. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
2During the year ended December 31, 2022, the Company recorded an impairment charge of $57 million related to a trademark in Asia Pacific, which was primarily driven by a change in brand strategy resulting in revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
3During the year ended December 31, 2022, we recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.
4The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. The Company recorded charges of $266 million in the line item other income (loss) — net in our consolidated statement of income related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, primarily impacted the line item property, plant and equipment in our consolidated balance sheet.
5The Company recorded an impairment charge of $78 million related to a trademark in Europe, which was driven by a change in the long-term outlook on the licensing arrangement for a certain brand. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
Fair Value Measurements for Pension and Other Postretirement Benefit Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheet but is also applied to certain other assets that impact our consolidated financial statements. For example, our Company sponsors a number of pension and other postretirement benefit plans. Assets contributed to these plans by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, our consolidated financial statements are impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company’s future net periodic benefit cost or income as well as amounts recognized in our consolidated balance sheet. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension and other postretirement benefit plans.

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2022								December 31, 2021
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2		Level 3		Other	[1]	Total
Cash and cash equivalents	$146	$489		$—		$—		$635	$479	$26		$—		$—		$505
Equity securities:
U.S.-based companies	1,157	7		24		—		1,188	2,382	22		27		—		2,431
International-based companies	920	16		3		—		939	1,684	22		—		—		1,706
Fixed-income securities:
Government bonds	91	1,147		—		—		1,238	—	677		—		—		677
Corporate bonds and debt securities	—	469		30		—		499	—	994		29		—		1,023
Mutual, pooled and commingled funds	35	202		—		530	[4]	767	36	283		—		531	[4]	850
Hedge funds/limited partnerships	—	—		—		936	[5]	936	—	—		—		720	[5]	720
Real estate	—	—		—		424	[6]	424	—	—		—		389	[6]	389
Derivative financial instruments	—	(14)	[2]	—		—		(14)	—	(9)	[2]	—		—		(9)
Other	—	—		300	[3]	246	[7]	546	—	—		283	[3]	330	[7]	613
Total	$2,349	$2,316		$357		$2,136		$7,158	$4,581	$2,015		$339		$1,970		$8,905
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.
2This class of assets includes investments in interest rate contracts, credit contracts and foreign exchange contracts.
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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Other[1]	Total
2021
Balance at beginning of year	$4	$31	$302	$337
Actual return on plan assets	21	(3)	(6)	12
Purchases, sales and settlements — net	2	7	(2)	7
Transfers into Level 3 — net	—	(6)	—	(6)
Net foreign currency translation adjustments	—	—	(11)	(11)
Balance at end of year	$27	$29	$283	$339
2022
Balance at beginning of year	$27	$29	$283	$339
Actual return on plan assets	(12)	1	5	(6)
Purchases, sales and settlements — net	(1)	4	—	3
Transfers into Level 3 — net	13	(4)	—	9
Other	—	—	27	27
Net foreign currency translation adjustments	—	—	(15)	(15)
Balance at end of year	$27	$30	$300	$357
1Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$35	$8	$—	$43	$32	$1	$—	$33
Equity securities:
U.S.-based companies	133	—	—	133	183	1	—	184
International-based companies	4	—	—	4	12	—	—	12
Fixed-income securities:
Government bonds	—	12	—	12	—	3	—	3
Corporate bonds and debt securities	—	71	—	71	—	82	—	82
Mutual, pooled and commingled funds	—	83	3	86	—	85	2	87
Hedge funds/limited partnerships	—	—	14	14	—	—	9	9
Real estate	—	—	6	6	—	—	5	5
Other	—	—	4	4	—	—	4	4
Total	$172	$174	$27	$373	$227	$172	$20	$419
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 13.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $36,776 million and $32,698 million, respectively. As of December 31, 2021, the carrying value and fair value of our long-term debt, including the current portion, were $39,454 million and $40,311 million, respectively.

NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2022, the Company recorded other operating charges of $1,215 million. These charges primarily consisted of $1,000 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $85 million related to the Company’s productivity and reinvestment program and $57 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $38 million related to the restructuring of our North America operating unit and $38 million related to the BodyArmor acquisition in 2021, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. These charges were partially offset by a net gain of $6 million due to revisions of management’s estimates related to the Company’s strategic realignment initiatives.
In 2021, the Company recorded other operating charges of $846 million. These charges primarily consisted of $369 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $146 million related to the Company’s strategic realignment initiatives, $119 million related to the BodyArmor acquisition, which included various transition and transaction costs, distributor termination fees, employee retention costs and the amortization of noncompete agreements, and $115 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included an impairment charge of $78 million related to a trademark in Europe, charges of $15 million related to tax litigation and a net charge of $4 million related to the restructuring of our manufacturing operations in the United States.
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
Refer to Note 2 for additional information on the acquisitions of BodyArmor and fairlife. Refer to Note 11 for additional information related to the tax litigation. Refer to Note 16 for additional information on the impairment charges. Refer to Note 18 for additional information on the Company’s restructuring initiatives. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the years ended December 31, 2021 and 2020, the Company recorded charges of $650 million and $484 million, respectively, related to the extinguishment of long-term debt. These charges impacted Corporate. Refer to Note 10.
Equity Income (Loss) — Net
The Company recorded net charges of $34 million, $13 million and $216 million in equity income (loss) — net during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
Other Income (Loss) — Net
During 2022, the Company recorded a net gain of $153 million related to the refranchising of our bottling operations in Cambodia. The Company also recorded a net loss of $371 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia, and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock.

During 2021, the Company recognized a gain of $834 million in conjunction with the BodyArmor acquisition; a net gain of $695 million related to the sale of our ownership interest in CCA, an equity method investee; and a net gain of $114 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. Additionally, the Company recognized a net gain of $467 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $266 million related to the restructuring of our manufacturing operations in the United States and pension plan settlement charges of $117 million related to our strategic realignment initiatives.
During 2020, the Company recognized a gain of $902 million in conjunction with the fairlife acquisition, a net gain of $148 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $35 million related to the sale of our ownership interest in an equity method investee and the sale of a portion of our ownership interest in another equity method investee. These gains were partially offset by an other-than-temporary impairment charge of $252 million related to CCBJHI, an equity method investee, an other-than-temporary impairment charge of $38 million related to one of our equity method investees in Latin America, an impairment charge of $26 million associated with an investment in an equity security without a readily determinable fair value and a net loss of $55 million related to economic hedging activities. The Company also recorded net charges of $25 million related to the restructuring of our manufacturing operations in the United States and pension and other postretirement benefit plan settlement and curtailment charges of $14 million related to our strategic realignment initiatives.
Refer to Note 2 for additional information on the acquisitions of BodyArmor and fairlife as well as the sale of our ownership interest in CCA and the refranchising of our bottling operations in Cambodia. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 5 for additional information on our economic hedging activities. Refer to Note 16 for additional information on the impairment charges, one of our equity method investees issuing additional shares of its stock, and the charges related to the restructuring of our manufacturing operations in the United States. Refer to Note 18 for additional information on the Company’s strategic realignment initiatives. Refer to Note 19 for the impact these items had on our operating segments and Corporate.
NOTE 18: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company has transformed into a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We created new operating units effective January 1, 2021, which are focused on regional and local execution. The operating units sit under our four geographic operating segments and are highly interconnected, with the goal of eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas while staying close to the consumer. The global marketing category leadership teams primarily focus on innovation as well as marketing efficiency and effectiveness. The organizational structure also includes a center and a platform services organization. Refer to Note 19 for additional information on our organizational structure.
The Company has incurred total pretax expenses of $684 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 19 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. The strategic realignment initiatives were substantially complete as of December 31, 2021.

The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2020
Costs incurred	$386		$37	$4	$427
Payments	(170)		(36)	(1)	(207)
Noncash and exchange	(35)	[1]	—	—	(35)
Accrued balance at end of year	$181		$1	$3	$185
2021
Accrued balance at beginning of year	$181		$1	$3	$185
Costs incurred	224		37	2	263
Payments	(265)		(35)	(3)	(303)
Noncash and exchange	(120)	[2]	(2)	—	(122)
Accrued balance at end of year	$20		$1	$2	$23
2022
Accrued balance at beginning of year	$20		$1	$2	$23
Costs incurred	(4)		—	(2)	(6)
Payments	(15)		—	—	(15)
Noncash and exchange	1		—	—	1
Accrued balance at end of year	$2		$1	$—	$3
1Includes stock-based compensation modifications and other postretirement benefit plan curtailment charges. Refer to Note 12 and Note 13.
2Includes pension settlement charges. Refer to Note 13.
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure will bring together all bottler-related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and will help streamline how we work. The Company incurred total pretax expenses of $38 million related to this restructuring program during the year ended December 31, 2022. These expenses were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for the impact these charges had on our operating segments and Corporate.
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
The Company has incurred total pretax expenses of $4,129 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 19 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily include costs associated with outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2020
Accrued balance at beginning of year	$58	$1	$7	$66
Costs incurred	(12)	69	42	99
Payments	(29)	(70)	(36)	(135)
Noncash and exchange	(2)	—	(11)	(13)
Accrued balance at end of year	$15	$—	$2	$17
2021
Accrued balance at beginning of year	$15	$—	$2	$17
Costs incurred	4	97	14	115
Payments	(6)	(97)	(14)	(117)
Noncash and exchange	(1)	—	3	2
Accrued balance at end of year	$12	$—	$5	$17
2022
Accrued balance at beginning of year	$12	$—	$5	$17
Costs incurred	(4)	81	8	85
Payments	(2)	(81)	(11)	(94)
Noncash and exchange	(2)	—	—	(2)
Accrued balance at end of year	$4	$—	$2	$6
NOTE 19: OPERATING SEGMENTS
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also includes Corporate, which consists of two components: (1) a center focusing on strategic initiatives, policy, governance and scaling global initiatives, and (2) a platform services organization supporting operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities, including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
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
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2022	2021	2020
Concentrate operations	56%	56%	56%
Finished product operations	44	44	44
Total	100%	100%	100%

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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2022	2021	2020
United States	$15,413	$13,010	$11,281
International	27,591	25,645	21,733
Net operating revenues	$43,004	$38,655	$33,014
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2022	2021	2020
United States	$3,494	$3,420	$3,988
International	6,347	6,500	6,789
Property, plant and equipment — net	$9,841	$9,920	$10,777

Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Year Ended December 31, 2022
Net operating revenues:
Third party	$6,896	$4,910	$15,667	$4,711		$2,843	$7,883		$94	$—	$43,004
Intersegment	627	—	7	734		—	8		—	(1,376)	—
Total net operating revenues	7,523	4,910	15,674	5,445		2,843	7,891		94	(1,376)	43,004
Operating income (loss)	3,958	2,870	3,742	2,303		185	487		(2,636)	—	10,909
Interest income	—	—	29	—		9	—		411	—	449
Interest expense	—	—	—	—		—	—		882	—	882
Depreciation and amortization	63	39	330	58		140	435		195	—	1,260
Equity income (loss) — net	43	7	(1)	9		—	1,184		230	—	1,472
Income (loss) before income taxes	3,952	2,879	3,768	2,320		196	1,743		(3,172)	—	11,686
Identifiable operating assets	7,088	2,067	25,760	2,368	[2]	7,325	10,232	[2]	19,158	—	73,998
Investments[1]	410	629	15	219		—	12,892		4,600	—	18,765
Capital expenditures	50	4	280	22		179	697		252	—	1,484
As of and for the Year Ended December 31, 2021
Net operating revenues:
Third party	$6,564	$4,143	$13,184	$4,682		$2,805	$7,194		$83	$—	$38,655
Intersegment	629	—	6	609		—	9		2	(1,255)	—
Total net operating revenues	7,193	4,143	13,190	5,291		2,805	7,203		85	(1,255)	38,655
Operating income (loss)	3,735	2,534	3,331	2,325		293	473		(2,383)	—	10,308
Interest income	—	—	40	—		10	—		226	—	276
Interest expense	—	—	—	—		—	—		1,597	—	1,597
Depreciation and amortization	76	39	388	49		135	529		236	—	1,452
Equity income (loss) — net	33	9	22	8		(6)	1,071		301	—	1,438
Income (loss) before income taxes	3,821	2,542	3,140	2,350		310	1,596		(1,334)	—	12,425
Identifiable operating assets	7,908	1,720	25,730	2,355	[2]	7,949	10,312	[2]	19,964	—	75,938
Investments[1]	436	594	21	230		—	12,669		4,466	—	18,416
Capital expenditures	35	2	228	65		285	560		192	—	1,367
Year Ended December 31, 2020
Net operating revenues:
Third party	$5,534	$3,499	$11,473	$4,213		$1,991	$6,258		$46	$—	$33,014
Intersegment	523	—	4	509		—	7		—	(1,043)	—
Total net operating revenues	6,057	3,499	11,477	4,722		1,991	6,265		46	(1,043)	33,014
Operating income (loss)	3,313	2,116	2,471	2,133		(123)	308		(1,221)	—	8,997
Interest income	—	—	64	—		11	—		295	—	370
Interest expense	—	—	—	—		—	—		1,437	—	1,437
Depreciation and amortization	86	45	439	47		122	551		246	—	1,536
Equity income (loss) — net	31	(72)	—	8		(9)	779		241	—	978
Income (loss) before income taxes	3,379	2,001	2,500	2,158		(120)	898		(1,067)	—	9,749
Capital expenditures	27	6	182	20		261	474		207	—	1,177
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of December 31, 2022 and 2021.

During 2022, 2021 and 2020, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were increased by $7 million for Europe, Middle East and Africa and were reduced by $1 million for Corporate due to revisions of management’s estimates related to the Company’s strategic realignment initiatives. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $1,000 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $85 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $59 million for Corporate and were increased by $21 million for North America related to our acquisition of BodyArmor in 2021. Refer to Note 17.
•Operating income (loss) and income (loss) before income taxes were reduced by $57 million for Asia Pacific due to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $38 million for North America due to the restructuring of our North America operating unit. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $33 million and $34 million, respectively, for North America, and income (loss) before income taxes was reduced by $2 million for Corporate due to the restructuring of our manufacturing operations in the United States.
•Income (loss) before income taxes was increased by $153 million for Corporate due to the refranchising of our bottling operations in Cambodia. Refer to Note 2.
•Income (loss) before income taxes was reduced by $371 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $96 million for Europe, Middle East and Africa due to an other-than-temporary impairment charge related to an equity method investee in Russia. Refer to Note 16.
•Income (loss) before income taxes was reduced by $34 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $24 million for Corporate due to one of our equity method investees issuing additional shares of its stock. Refer to Note 16.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $98 million for Corporate and $21 million for North America related to various costs incurred in conjunction with our acquisition of BodyArmor. Refer to Note 17.
•Operating income (loss) and income (loss) before income taxes were reduced by $78 million for Europe, Middle East and Africa related to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $63 million and $61 million, respectively, for Europe, Middle East and Africa; $46 million and $160 million, respectively, for Corporate; $12 million and $14 million, respectively, for Asia Pacific; and $11 million and $12 million, respectively, for Latin America due to the Company’s strategic realignment initiatives. In addition, operating income (loss) and income (loss) before income taxes were reduced by $14 million for North America, and income (loss) before income taxes was reduced by $2 million for Bottling Investments due to the Company’s strategic realignment initiatives. Refer to Note 18.

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
•Operating income (loss) and income (loss) before income taxes were reduced by $145 million and $153 million, respectively, for Corporate; $31 million and $30 million, respectively, for Asia Pacific; $21 million and $26 million, respectively, for Bottling Investments; and $19 million and $21 million, respectively, for Latin America due to the Company’s strategic realignment initiatives. Additionally, operating income (loss) and income (loss) before income taxes were reduced by $115 million for North America; $78 million for Europe, Middle East and Africa; and $4 million for Global Ventures due to the Company’s strategic realignment initiatives. Refer to Note 18.
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
NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2022	2021	2020
(Increase) decrease in trade accounts receivable[1]	$(69)	$(225)	$882
(Increase) decrease in inventories[2]	(960)	(135)	99
(Increase) decrease in prepaid expenses and other current assets	225	(241)	78
Increase (decrease) in accounts payable and accrued expenses[3]	759	2,843	(860)
Increase (decrease) in accrued income taxes	(360)	(566)	(16)
Increase (decrease) in other noncurrent liabilities[4]	(200)	(351)	507
Net change in operating assets and liabilities	$(605)	$1,325	$690
1The increase in trade accounts receivable in 2021 was primarily due to improved business performance. The decrease in trade accounts receivable in 2020 was primarily due to the impact of the COVID-19 pandemic and the start of our trade accounts receivable factoring program. Refer to Note 1 for additional information on our factoring program.
2The increase in inventories in 2022 was primarily due to improved business performance, higher costs and the buildup of inventory to manage potential supply chain disruptions.
3The increase in accounts payable and accrued expenses in 2021 was primarily due to an increase in trade accounts payable, higher marketing accruals, BodyArmor acquisition-related accruals and higher annual incentive accruals. The decrease in accounts payable and accrued expenses in 2020 was primarily due to the impact of the COVID-19 pandemic and lower annual incentive accruals. Refer to Note 2 for additional information regarding the BodyArmor acquisition.
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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.
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
Audit Committee’s Responsibility
The Audit Committee of our Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Company’s 2023 Proxy Statement.

James R. Quincey	John Murphy
Chairman of the Board of Directors and Chief Executive Officer February 21, 2023	President and Chief Financial Officer February 21, 2023

Kathy Loveless	Mark Randazza
Vice President and Controller February 21, 2023	Vice President, Assistant Controller and Chief Accounting Officer February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for uncertain tax positions
Description of the Matter
As described in Note 11 and Note 14 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2022, the gross amount of unrecognized tax benefits was $926 million. As described in Note 11, on September 17, 2015 the Company received a Statutory Notice of Deficiency from the Internal Revenue Service for the tax years 2007 through 2009 in the amount of $3.3 billion for the period. On November 18, 2020, the U.S. Tax Court issued an opinion predominantly siding with the IRS related to the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates for tax years 2007 through 2009.
While the Company continues to disagree with the IRS positions and the portions of the opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS could ultimately be upheld. As a result of the application of ASC 740, Accounting for Income Taxes, the Company has recorded a tax reserve of $423 million for this matter as of December 31, 2022.
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
As described in Note 1 to the Company’s consolidated financial statements, the Company performs an annual impairment test of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment test may be qualitative or quantitative. Trademarks with indefinite lives and goodwill were $14.2 billion and $18.8 billion, respectively, as of December 31, 2022.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s annual impairment tests for trademarks with indefinite lives and reporting units with goodwill. For example, we tested management’s risk assessment process to determine whether to perform a quantitative or qualitative test and management’s review controls over the valuation models and underlying assumptions used to develop such estimates. For impairment tests of reporting units with goodwill, we also tested controls over the determination of the carrying value of the reporting units. We tested the estimated fair values of the trademarks with indefinite lives and reporting units with goodwill based on our risk assessments.
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
Atlanta, Georgia
February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on Internal Control Over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
February 21, 2023

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2022 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, “Item 8. Financial Statements and Supplementary Data” in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Directors under the subheadings “Item 1 Election of Directors,” “Board Membership Criteria,” “Director Nomination Process” and “Biographical Information About Our Director Nominees” under the principal heading “Governance”; the information regarding the Codes of Business Conduct under the subheading “Additional Governance Matters” under the principal heading “Governance”; the information under the subheading “Delinquent Section 16(a) Reports” under the principal heading “Share Ownership”; and the information regarding the Audit Committee under the subheading “Board and Committee Governance” under the principal heading “Governance” in the Company’s 2023 Proxy Statement are incorporated herein by reference. See Item X. in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading “Director Compensation” under the principal heading “Governance”; the information under the subheadings “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Tables”; “Payments on Termination or Change in Control” and “Pay Ratio Disclosure” under the principal heading “Compensation”; and the information under the subheading “Annex B — Summary of Plans” under the principal heading “Annexes” in the Company’s 2023 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” and the information under the principal heading “Share Ownership” in the Company’s 2023 Proxy Statement are incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading “Director Independence and Related Person Transactions” under the principal heading
“Governance” in the Company’s 2023 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading “Item 4 Ratification of the Appointment of Ernst & Young LLP as Independent Auditors” under the principal heading “Audit Matters” in the Company’s 2023 Proxy Statement is incorporated herein by reference.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets — December 31, 2022 and 2021
Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
(2)Financial Statement Schedules:
The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(3)Exhibits:
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

3.2	By-Laws of the Company, as amended and restated through December 7, 2022 — incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 12, 2022.
4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.1
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.1.1
Annual Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the “1999 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the “2008 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the “1989 Restricted Stock Award Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4.1
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.2
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.1
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.2
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.7
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.8
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.9
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.10
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.11
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.12
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.13
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.17
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.5.18
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.19
Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.20
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.21
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.22
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 16, 2022 — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022.*

10.5.23
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.24
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.25
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.6
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the “Supplemental Pension Plan”) — incorporated herein by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.6.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.6.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.6.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.6.4
Amendment Four to the Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.6.5
Amendment Five to the Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.6
Amendment Six to the Supplemental Pension Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.8.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.6.7
Amendment Seven to The Coca-Cola Company Supplemental Pension Plan, dated June 15, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.6.8
Amendment Eight to The Coca-Cola Company Supplemental Pension Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.7
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 14, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.7.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.2
Amendment Two to The Coca-Cola Company Supplemental 401(k) Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7.3
Amendment Three to The Coca-Cola Company Supplemental 401(k) Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.8
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the “Supplemental Cash Balance Plan”) — incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.8.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.8.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.4
Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.11.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.8.5
Amendment Five to The Coca-Cola Company Supplemental Cash Balance Plan, dated June 15, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.8.6
Amendment Six to The Coca-Cola Company Supplemental Cash Balance Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.9
The Coca-Cola Company Directors’ Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.1
The Coca-Cola Company Directors’ Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.9.2
The Coca-Cola Company Directors’ Plan, amended and restated on October 17, 2019, effective January 1, 2020 — incorporated herein by reference to Exhibit 10.11.2 to the Company’s Annual Report on form 10-K for the year ended December 31, 2019.*

10.10
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 (the “Deferred Compensation Plan”) — incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.10.1
Amendment Number One to the Deferred Compensation Plan, effective January 1, 2016 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2016.*

10.10.2
Amendment Number Two to the Deferred Compensation Plan, dated October 24, 2016 — incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.11
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.12
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the “Benefits Plan for Members of the Board of Directors”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.12.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

10.13
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2020 (the “Severance Pay Plan”) — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.13.1	First Amendment to the Severance Pay Plan, dated May 29, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2020.*
10.13.2
Second Amendment to the Severance Pay Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.13.3
Third Amendment to the Severance Pay Plan, dated September 22, 2021 — incorporated herein by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.13.4
Fourth Amendment to the Severance Pay Plan, dated December 15, 2021 — incorporated herein by reference to Exhibit 10.13.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.13.5
Fifth Amendment to The Coca-Cola Company Severance Pay Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.13.6	The Coca-Cola Company Severance Pay Plan, as amended and restated effective March 1, 2023.
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

10.20	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*
10.20.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.20.2	Letter, dated July 21, 2022, from the Company to Brian J. Smith — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022.*
10.21	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 14, 2012.*
10.22	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014.*
10.22.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2017.*
10.22.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.23	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.24	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2015.*
10.24.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.25
Letter, dated May 18, 2016, from the Company to Mario Alfredo Rivera Garcia — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.25.1
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Alfredo Rivera, dated August 20, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2022.*

10.26	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.26.1
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Barry Simpson, dated September 7, 2022 — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.27	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.27.1	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*

10.27.2	Letter, dated July 21, 2022, from the Company to John Murphy — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2022.*
10.28
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.28.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.28.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.28.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.28.4
Letter, dated November 18, 2019, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.40.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.29
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.30
Letter, dated March 22, 2017, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.30.1
Letter, dated December 11, 2019, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.42.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.30.2
Letter, dated August 18, 2022, from the Company to Jennifer Mann — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.31
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

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

10.40.1	Letter, dated December 13, 2022, from the Company to Henrique Braun.*
10.41
Letter, dated April 23, 2021, from the Company to Monica Howard Douglas — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2021.*

10.42	Letter, dated December 14, 2022, from the Company to Bruno Pietracci.*
21.1	List of subsidiaries of the Company as of December 31, 2022.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James R. Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Balance Sheets as of December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)

By:	/s/ JAMES QUINCEY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James R. Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy President and Chief Financial Officer (Principal Financial Officer)

February 21, 2023	February 21, 2023

/s/ KATHY LOVELESS	/s/ MARK RANDAZZA
Kathy Loveless Vice President and Controller (On behalf of the Registrant)	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 21, 2023	February 21, 2023

*	*
Herb Allen Director	Christopher C. Davis Director

February 21, 2023	February 21, 2023

*	*
Marc Bolland Director	Barry Diller Director

February 21, 2023	February 21, 2023

*	*
Ana Botín Director	Carolyn Everson Director

February 21, 2023	February 21, 2023

*	*
Helene D. Gayle Director	Caroline J. Tsay Director

February 21, 2023	February 21, 2023

*
Alexis M. Herman Director	David B. Weinberg Director

February 21, 2023	February 21, 2023

*
Maria Elena Lagomasino Director

February 21, 2023

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 21, 2023