Form 10-Q
period 2023-03-31
COCA COLA CO
filed 2023-04-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 24, 2023
$0.25 Par Value	4,324,578,189

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and net income per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net Operating Revenues	$10,980	$10,491
Cost of goods sold	4,317	4,091
Gross Profit	6,663	6,400
Selling, general and administrative expenses	3,185	2,967
Other operating charges	111	28
Operating Income	3,367	3,405
Interest income	168	78
Interest expense	372	182
Equity income (loss) — net	275	262
Other income (loss) — net	615	(105)
Income Before Income Taxes	4,053	3,458
Income taxes	940	665
Consolidated Net Income	3,113	2,793
Less: Net income (loss) attributable to noncontrolling interests	6	12
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,107	$2,781
Basic Net Income Per Share[1]	$0.72	$0.64
Diluted Net Income Per Share[1]	$0.72	$0.64
Average Shares Outstanding — Basic	4,326	4,332
Effect of dilutive securities	19	25
Average Shares Outstanding — Diluted	4,345	4,357
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
Consolidated Net Income	$3,113	$2,793
Other Comprehensive Income:
Net foreign currency translation adjustments	549	1,009
Net gains (losses) on derivatives	(70)	64
Net change in unrealized gains (losses) on available-for-sale debt securities	8	(35)
Net change in pension and other postretirement benefit liabilities	11	85
Total Comprehensive Income	3,611	3,916
Less: Comprehensive income (loss) attributable to noncontrolling interests	(69)	145
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$3,680	$3,771
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$12,004	$9,519
Short-term investments	1,166	1,043
Total Cash, Cash Equivalents and Short-Term Investments	13,170	10,562
Marketable securities	1,125	1,069
Trade accounts receivable, less allowances of $512 and $516, respectively	4,599	3,487
Inventories	4,727	4,233
Prepaid expenses and other current assets	3,259	3,240
Total Current Assets	26,880	22,591
Equity method investments	18,744	18,264
Other investments	337	501
Other noncurrent assets	6,324	6,189
Deferred income tax assets	1,696	1,746
Property, plant and equipment, less accumulated depreciation of $9,393 and $9,234, respectively	9,848	9,841
Trademarks with indefinite lives	14,283	14,214
Goodwill	18,678	18,782
Other intangible assets	614	635
Total Assets	$97,404	$92,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,593	$15,749
Loans and notes payable	5,455	2,373
Current maturities of long-term debt	811	399
Accrued income taxes	1,498	1,203
Total Current Liabilities	23,357	19,724
Long-term debt	36,134	36,377
Other noncurrent liabilities	7,874	7,922
Deferred income tax liabilities	3,171	2,914
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,889	18,822
Reinvested earnings	72,137	71,019
Accumulated other comprehensive income (loss)	(14,322)	(14,895)
Treasury stock, at cost — 2,715 and 2,712 shares, respectively	(53,247)	(52,601)
Equity Attributable to Shareowners of The Coca-Cola Company	25,217	24,105
Equity attributable to noncontrolling interests	1,651	1,721
Total Equity	26,868	25,826
Total Liabilities and Equity	$97,404	$92,763
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31, 2023	April 1, 2022
Operating Activities
Consolidated net income	$3,113	$2,793
Depreciation and amortization	286	324
Stock-based compensation expense	58	87
Deferred income taxes	260	41
Equity (income) loss — net of dividends	(249)	(247)
Foreign currency adjustments	25	100
Significant (gains) losses — net	(442)	25
Other operating charges	88	38
Other items	(102)	(70)
Net change in operating assets and liabilities	(2,877)	(2,468)
Net Cash Provided by Operating Activities	160	623
Investing Activities
Purchases of investments	(739)	(835)
Proceeds from disposals of investments	815	1,323
Acquisitions of businesses, equity method investments and nonmarketable securities	(20)	(5)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	319	218
Purchases of property, plant and equipment	(276)	(217)
Proceeds from disposals of property, plant and equipment	21	16
Collateral (paid) received associated with hedging activities — net	18	(341)
Other investing activities	(21)	(13)
Net Cash Provided by (Used in) Investing Activities	117	146
Financing Activities
Issuances of debt	4,074	1,052
Payments of debt	(1,174)	(1,045)
Issuances of stock	229	449
Purchases of stock for treasury	(848)	(546)
Dividends	(101)	(1,906)
Other financing activities	(115)	(979)
Net Cash Provided by (Used in) Financing Activities	2,065	(2,975)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	113	173
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	2,455	(2,033)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,825	10,025
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	12,280	7,992
Less: Restricted cash and restricted cash equivalents at end of period	276	311
Cash and Cash Equivalents at End of Period	$12,004	$7,681
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2022.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2023 and the first quarter of 2022 ended on March 31, 2023 and April 1, 2022, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$12,004	$9,519
Restricted cash and restricted cash equivalents[1,2]	276	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,280	$9,825
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amount as of December 31, 2022 includes cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheet. Refer to Note 2.

	April 1, 2022	December 31, 2021
Cash and cash equivalents	$7,681	$9,684
Restricted cash and restricted cash equivalents[1,2]	311	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$7,992	$10,025
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts include cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheets.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $20 million and $5 million during the three months ended March 31, 2023 and April 1, 2022, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 31, 2023 and April 1, 2022 totaled $319 million and $218 million, respectively, which primarily related to sales of our ownership interests in certain equity method investees.
Assets and Liabilities Held for Sale
As of December 31, 2022, the Company’s bottling operations in Vietnam met the criteria to be classified as held for sale. As a result, we were required to record their assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair value less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying value. These assets and liabilities were included in the Bottling Investments operating segment.
In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam. This advance was included in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2022. The Company refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheet (in millions):

December 31, 2022
Cash, cash equivalents and short-term investments	$229
Trade accounts receivable, less allowances	12
Inventories	50
Prepaid expenses and other current assets	43
Other noncurrent assets	29
Deferred income tax assets	8
Property, plant and equipment — net	197
Goodwill	34
Assets held for sale	$602
Accounts payable and accrued expenses	$154
Accrued income taxes	3
Other noncurrent liabilities	3
Liabilities held for sale	$160

NOTE 3: NET OPERATING REVENUES
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended March 31, 2023
Concentrate operations	$1,989	$4,344	$6,333
Finished product operations	1,860	2,787	4,647
Total	$3,849	$7,131	$10,980
Three Months Ended April 1, 2022
Concentrate operations	$1,641	$4,083	$5,724
Finished product operations	1,882	2,885	4,767
Total	$3,523	$6,968	$10,491
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
March 31, 2023
Marketable securities	$310	$—
Other investments	295	42
Other noncurrent assets	1,403	—
Total equity securities	$2,008	$42
December 31, 2022
Marketable securities	$308	$—
Other investments	459	42
Other noncurrent assets	1,303	—
Total equity securities	$2,070	$42
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Net gains (losses) recognized during the period related to equity securities	$125	$(100)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	1	(132)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$124	$32

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
March 31, 2023
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	1,027	23	(47)	1,003
Total debt securities	$1,070	$23	$(51)	$1,042
December 31, 2022
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	979	26	(61)	944
Total debt securities	$1,022	$26	$(65)	$983
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	March 31, 2023		December 31, 2022
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$39	$776	$39	$722
Other noncurrent assets	—	227	—	222
Total debt securities	$39	$1,003	$39	$944
The contractual maturities of these available-for-sale debt securities as of March 31, 2023 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$457	$440
After 1 year through 5 years	352	357
After 5 years through 10 years	39	48
After 10 years	179	158
Total	$1,027	$1,003
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Gross gains	$—	$1
Gross losses	(3)	(5)
Proceeds	68	231
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,479 million and $1,378 million as of March 31, 2023 and December 31, 2022, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials and packaging	$2,826	$2,627
Finished goods	1,550	1,247
Other	351	359
Total inventories	$4,727	$4,233
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 31, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$115	$126
Foreign currency contracts	Other noncurrent assets	15	13
Total assets		$130	$139
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$81	$54
Foreign currency contracts	Other noncurrent liabilities	120	108
Commodity contracts	Accounts payable and accrued expenses	1	2
Interest rate contracts	Accounts payable and accrued expenses	16	—
Interest rate contracts	Other noncurrent liabilities	1,451	1,676
Total liabilities		$1,669	$1,840
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 31, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$73	$46
Foreign currency contracts	Other noncurrent assets	21	22
Commodity contracts	Prepaid expenses and other current assets	15	34
Total assets		$109	$102
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$53	$87
Foreign currency contracts	Other noncurrent liabilities	—	1
Commodity contracts	Accounts payable and accrued expenses	56	35
Commodity contracts	Other noncurrent liabilities	8	—
Other derivative instruments	Accounts payable and accrued expenses	2	3
Total liabilities		$119	$126
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside of the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $7,042 million and $5,510 million as of March 31, 2023 and December 31, 2022, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $958 million as of both March 31, 2023 and December 31, 2022.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $57 million and $35 million as of March 31, 2023 and December 31, 2022, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company enters into interest rate swap agreements and designates these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. As of March 31, 2023 and December 31, 2022, we did not have any interest rate swaps designated as a cash flow hedge.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended March 31, 2023
Foreign currency contracts	$(36)	Net operating revenues	$1
Foreign currency contracts	4	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(13)	Other income (loss) — net	—
Commodity contracts	(2)	Cost of goods sold	(3)
Total	$(47)		$1
Three Months Ended April 1, 2022
Foreign currency contracts	$81	Net operating revenues	$8
Foreign currency contracts	6	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(5)	Other income (loss) — net	(11)
Total	$82		$(3)
As of March 31, 2023, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $14 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,535 million and $13,425 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2023	April 1, 2022
Interest rate contracts	Interest expense	$208	$(711)
Fixed-rate debt	Interest expense	(222)	709
Net impact of fair value hedging instruments		$(14)	$(2)
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Current maturities of long-term debt	$529	$—	$(12)	$—	$—	$—
Long-term debt	11,697	11,900	(1,436)	(1,664)	187	195
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2023	April 1, 2022
Foreign currency contracts	$—	$—	$—	$(6)
Foreign currency denominated debt	11,674	12,061	(154)	355
Total	$11,674	$12,061	$(154)	$349
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three months ended March 31, 2023 and April 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 31, 2023 and April 1, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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

The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,330 million and $4,902 million as of March 31, 2023 and December 31, 2022, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. As of March 31, 2023 and December 31, 2022, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $329 million and $336 million as of March 31, 2023 and December 31, 2022, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 31, 2023	April 1, 2022
Foreign currency contracts	Net operating revenues	$(7)	$(15)
Foreign currency contracts	Cost of goods sold	28	13
Foreign currency contracts	Other income (loss) — net	(11)	42
Commodity contracts	Cost of goods sold	(46)	160
Other derivative instruments	Selling, general and administrative expenses	3	(3)
Total		$(33)	$197
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of March 31, 2023 and December 31, 2022, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,236 million and $1,351 million, respectively.

NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of March 31, 2023 and December 31, 2022, we had $5,282 million and $2,146 million, respectively, in outstanding commercial paper borrowings.
During the three months ended March 31, 2023, our bottling operations in Africa extinguished prior to maturity U.S. dollar term loans with a total principal amount of $121 million, with variable interest rates ranging from the three-month London Interbank Offered Rate (“LIBOR”) plus 2.950 percent to the three-month LIBOR plus 3.000 percent. Additionally, the bottling operations extinguished prior to maturity a U.S. dollar revolving facility of $40 million, with a variable interest rate of the Secured Overnight Financing Rate plus 2.344 percent.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 31, 2023, we were contingently liable for guarantees of indebtedness owed by third parties of $1,047 million, of which $95 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). The Tax Court issued its opinion in 3M Co.’s case (“3M Co. opinion”) on February 9, 2023. Once the Tax Court completes its analysis of the application of the 3M Co. opinion to the Company’s case, the Company expects the Tax Court to render another opinion, and ultimately a decision, in the Company’s case.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 31, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of March 31, 2023 to $432 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 31, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact of both opinions, after which the Tax Court would render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.4 billion (including interest accrued through March 31, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims. However, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $198 million and $199 million as of March 31, 2023 and December 31, 2022, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 31, 2023	December 31, 2022
Net foreign currency translation adjustments	$(12,985)	$(13,609)
Accumulated net gains (losses) on derivatives	(46)	24
Unrealized net gains (losses) on available-for-sale debt securities	(17)	(25)
Adjustments to pension and other postretirement benefit liabilities	(1,274)	(1,285)
Accumulated other comprehensive income (loss)	$(14,322)	$(14,895)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 31, 2023
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$3,107	$6	$3,113
Other comprehensive income:
Net foreign currency translation adjustments	624	(75)	549
Net gains (losses) on derivatives[1]	(70)	—	(70)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	8	—	8
Net change in pension and other postretirement benefit liabilities	11	—	11
Total comprehensive income (loss)	$3,680	$(69)	$3,611
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended March 31, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$437	$(91)	$346
Reclassification adjustments recognized in net income	101	—	101
Gains (losses) on intra-entity transactions that are of a long-term investment nature	292	—	292
Gains (losses) on net investment hedges arising during the period[1]	(154)	39	(115)
Net foreign currency translation adjustments	$676	$(52)	$624
Derivatives:
Gains (losses) arising during the period	$(76)	$7	$(69)
Reclassification adjustments recognized in net income	(1)	—	(1)
Net gains (losses) on derivatives[1]	$(77)	$7	$(70)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$9	$(3)	$6
Reclassification adjustments recognized in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$12	$(4)	$8
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(5)	$(2)	$(7)
Reclassification adjustments recognized in net income	22	(4)	18
Net change in pension and other postretirement benefit liabilities	$17	$(6)	$11
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$628	$(55)	$573
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended April 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$1,324	$(240)	$1,084
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(670)	—	(670)
Gains (losses) on net investment hedges arising during the period[1]	349	(87)	262
Net foreign currency translation adjustments	$1,203	$(327)	$876
Derivatives:
Gains (losses) arising during the period	$83	$(21)	$62
Reclassification adjustments recognized in net income	3	(1)	2
Net gains (losses) on derivatives[1]	$86	$(22)	$64
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(46)	$8	$(38)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(42)	$7	$(35)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$68	$(4)	$64
Reclassification adjustments recognized in net income	28	(7)	21
Net change in pension and other postretirement benefit liabilities	$96	$(11)	$85
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,343	$(353)	$990
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 31, 2023
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$101
	Income before income taxes	101
	Income taxes	—
	Consolidated net income	$101
Derivatives:
Foreign currency contracts	Net operating revenues	$(1)
Foreign currency contracts and commodity contracts	Cost of goods sold	(1)
Foreign currency contracts	Interest expense	1
	Income before income taxes	(1)
	Income taxes	—
	Consolidated net income	$(1)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$3
	Income before income taxes	3
	Income taxes	(1)
	Consolidated net income	$2
Pension and other postretirement benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$23
Recognized prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	22
	Income taxes	(4)
	Consolidated net income	$18
1Related to the refranchising of our bottling operations in Vietnam and the sale of our ownership interest in one of our equity method investees. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended March 31, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2022	4,328	$25,826	$71,019	$(14,895)	$1,760	$18,822	$(52,601)	$1,721
Comprehensive income (loss)	—	3,611	3,107	573	—	—	—	(69)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.46 per share)	—	(1,989)	(1,989)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(12)	(749)	—	—	—	—	(749)	—
Impact related to stock-based compensation plans	9	173	—	—	—	70	103	—
Other activities	—	—	—	—	—	(3)	—	3
March 31, 2023	4,325	$26,868	$72,137	$(14,322)	$1,760	$18,889	$(53,247)	$1,651

			Shareowners of The Coca-Cola Company
Three Months Ended April 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2021	4,325	$24,860	$69,094	$(14,330)	$1,760	$18,116	$(51,641)	$1,861
Comprehensive income (loss)	—	3,916	2,781	990	—	—	—	145
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.44 per share)	—	(1,906)	(1,906)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Purchases of treasury stock	(8)	(471)	—	—	—	—	(471)	—
Impact related to stock-based compensation plans	14	451	—	—	—	271	180	—
Other activities	—	—	—	—	—	1	—	(1)
April 1, 2022	4,331	$26,841	$69,969	$(13,340)	$1,760	$18,388	$(51,932)	$1,996
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 31, 2023, the Company recorded other operating charges of $111 million. These charges primarily consisted of $62 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $27 million related to the Company’s productivity and reinvestment program and $18 million related to the restructuring of our North America operating unit. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the three months ended April 1, 2022, the Company recorded other operating charges of $28 million. These charges primarily consisted of $22 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $10 million related to the Company’s productivity and reinvestment program and $2 million related to the restructuring of our manufacturing operations in the United States. These charges were partially offset by a net gain of $5 million, which included the reimbursement of distributor termination fees for BodyArmor recorded in 2021 partially offset by various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, and income of $1 million related to the Company’s strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in 2021.

Refer to Note 13 for additional information on the Company’s restructuring initiatives. Refer to Note 16 for additional information on the fairlife acquisition. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 31, 2023 and April 1, 2022, the Company recorded a net charge of $82 million and a net gain of $5 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended March 31, 2023, the Company recognized a gain of $439 million related to the refranchising of our bottling operations in Vietnam. Additionally, the Company recognized a net gain of $113 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
During the three months ended April 1, 2022, the Company recognized a net loss of $104 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a net loss of $24 million as a result of one of our equity method investees issuing additional shares of its stock.
Refer to Note 2 for additional information on the refranchising of our bottling operations in Vietnam. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for additional information on one of our equity method investees issuing additional shares of its stock. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
NOTE 13: RESTRUCTURING
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
During the three months ended March 31, 2023 and April 1, 2022, the Company incurred expenses of $27 million and $10 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,156 million related to this program since it commenced.
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure will bring together all bottler- related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and will help streamline how we work. During the three months ended March 31, 2023, the Company incurred expenses of $18 million related to this program. These expenses primarily included severance costs related to the program and were recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $56 million related to this program since it commenced.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Service cost	$24	$22	$1	$2
Interest cost	81	51	7	4
Expected return on plan assets[1]	(119)	(149)	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial loss (gain)	24	29	(1)	—
Net periodic benefit cost (income)	$10	$(47)	$2	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2023 net periodic benefit cost (income) were 7.00 percent for pension plans and 3.75 percent for other postretirement benefit plans.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the three months ended March 31, 2023, the Company contributed $5 million to our pension trusts, and we anticipate making additional contributions of approximately $37 million during the remainder of 2023. The Company contributed $3 million to our pension trusts during the three months ended April 1, 2022.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $940 million (23.2 percent effective tax rate) and $665 million (19.2 percent effective tax rate) during the three months ended March 31, 2023 and April 1, 2022, respectively.
The Company’s effective tax rates for the three months ended March 31, 2023 and April 1, 2022 vary from the statutory U.S. federal tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 9 for additional information on the tax litigation.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

March 31, 2023	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,742	$175	$8		$83	$—		$2,008
Debt securities[1]	—	1,026	16		—	—		1,042
Derivatives[2]	—	239	—		—	(205)	[6]	34	[8]
Total assets	$1,742	$1,440	$24		$83	$(205)		$3,084
Liabilities:
Contingent consideration liability	$—	$—	$1,377	[5]	$—	$—		$1,377
Derivatives[2]	1	1,787	—		—	(1,611)	[7]	177	[8]
Total liabilities	$1	$1,787	$1,377		$—	$(1,611)		$1,554
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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife in 2020, which is contingent on fairlife achieving certain financial targets through 2024 and, if achieved, is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model. The Company made a milestone payment of $275 million during the three months ended March 31, 2023.
6The Company is not obligated to return any cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $1,406 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $34 million in the line item other noncurrent assets and $177 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
6The Company was not obligated to return any cash collateral it had netted against its derivative position.
7The Company had the right to reclaim $1,447 million in cash collateral it had netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $14 million in the line item other noncurrent assets and $288 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three months ended March 31, 2023 and April 1, 2022.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 31, 2023 and April 1, 2022.
Nonrecurring Fair Value Measurements
We did not recognize any gains or losses on assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2023. We recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis during the three months ended April 1, 2022. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of March 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $36,945 million and $32,711 million, respectively. As of December 31, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $36,776 million and $32,698 million, respectively.
NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended March 31, 2023
Net operating revenues:
Third party	$1,831	$1,386	$3,902	$1,185		$707	$1,944		$25	$—	$10,980
Intersegment	193	—	2	186		—	2		—	(383)	—
Total net operating revenues	2,024	1,386	3,904	1,371		707	1,946		25	(383)	10,980
Operating income (loss)	1,135	853	1,033	563		51	139		(407)	—	3,367
Income (loss) before income taxes	1,142	855	1,041	423		57	504		31	—	4,053
Identifiable operating assets	7,682	2,315	26,692	2,668	[2]	7,388	9,653	[2]	21,925	—	78,323
Investments[1]	401	681	15	77		—	13,200		4,707	—	19,081
As of and for the Three Months Ended April 1, 2022
Net operating revenues:
Third party	$1,661	$1,214	$3,589	$1,231		$729	$2,042		$25	$—	$10,491
Intersegment	172	—	1	180		—	2		—	(355)	—
Total net operating revenues	1,833	1,214	3,590	1,411		729	2,044		25	(355)	10,491
Operating income (loss)	1,007	760	1,056	664		51	193		(326)	—	3,405
Income (loss) before income taxes	1,023	757	1,064	670		56	393		(505)	—	3,458
Identifiable operating assets	8,092	1,988	26,395	2,574	[2]	7,755	10,710	[2]	17,564	—	75,078
Investments[1]	415	633	19	232		—	13,193		4,494	—	18,986
As of December 31, 2022
Identifiable operating assets	$7,088	$2,067	$25,760	$2,368	[2]	$7,325	$10,232	[2]	$19,158	$—	$73,998
Investments[1]	410	629	15	219		—	12,892		4,600	—	18,765
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of March 31, 2023, April 1, 2022 and December 31, 2022.
During the three months ended March 31, 2023, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $62 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $27 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $18 million for North America due to the restructuring of our North America operating unit. Refer to Note 13.

•Operating income (loss) and income (loss) before income taxes were reduced by $6 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Income (loss) before income taxes was increased by $439 million for Corporate due to the refranchising of our bottling operations in Vietnam. Refer to Note 2.
•Income (loss) before income taxes was increased by $113 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $140 million for Asia Pacific and was increased by $58 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended April 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were increased by $19 million for North America and were reduced by $14 million for Corporate related to our acquisition of BodyArmor. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million and $12 million, respectively, for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $10 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Income (loss) before income taxes was increased by $5 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $104 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
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
On March 8, 2022, the Company announced the suspension of its business in Russia as a result of the conflict between Russia and Ukraine. In addition, the conflict has caused a disruption of our business in Ukraine. Given the rapidly changing conditions, the Company will continue to monitor and assess the situation as circumstances evolve. As a point of reference, during the three months ended April 1, 2022, the Company’s business in Russia and Ukraine contributed approximately 2 percent of the Company’s unit case volume and approximately 1 percent of both the Company’s consolidated net operating revenues and operating income.
During the three months ended March 31, 2023, the effects of the COVID-19 pandemic continued to negatively impact our business. While uncertainties caused by the COVID-19 pandemic remain, and factors such as the state of the supply chain, labor shortages and the inflationary environment are likely to impact the pace of the economic recovery, we are focused on executing for growth.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing recoverability and impairment tests of current and noncurrent assets in various regions around the world.
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
The performance of recoverability and impairment tests of current and noncurrent assets involves critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, the impact of any supply chain disruptions, inflation, long-term growth rates, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending, proceeds from the sale of assets and customers’ financial condition. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate as a result of uncertainties associated with the scope, severity and duration of the COVID-19 pandemic. The estimates we use when performing recoverability tests of assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The Company has certain intangible and other long-lived assets that are more dependent on cash flows generated in away-from-home channels and/or that generate cash flows in geographic areas which are more heavily impacted by the COVID-19 pandemic, and therefore these assets are more susceptible to impairment. In addition, intangible and other long-lived assets we acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions at the time of acquisition. If we had used other assumptions and estimates when impairment tests were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.
As of March 31, 2023, the carrying value of our investment in Coca-Cola Bottlers Japan Holdings Inc. exceeded the fair value by $8 million, or 2 percent. Based on the length of time and the extent to which the fair value has been less than our carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value, management determined that the decline in fair value was temporary in nature. Therefore, we did not record an impairment charge related to the investment.
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
We generally refer to acquisitions and divestitures of bottling operations as “structural changes,” which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company’s unit case volume or concentrate sales volume on a consolidated basis or at the geographic operating segment level. We report unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company’s divestitures.
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
In July 2022, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Asia Pacific operating segment. Also, in August 2022, the Company acquired a controlling interest in a bottling operation in Malawi. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Additionally, in November 2022, the Company refranchised our bottling operations in Cambodia. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
In January 2023, the Company refranchised our bottling operations in Vietnam. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2023 versus 2022
	Three Months Ended March 31, 2023
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	3%		1%
Europe, Middle East & Africa	(3)%		2%
Latin America	5		1
North America	—		(2)
Asia Pacific	10		—	[6]
Global Ventures	7		8
Bottling Investments	(1)	[5]	N/A
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

4Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2023 had one less day when compared to the first quarter of 2022, and the fourth quarter of 2023 will have one additional day when compared to the fourth quarter of 2022.
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended March 31, 2023 grew 4 percent.
6After considering the impact of acquisitions and structural changes, concentrate sales volume for Asia Pacific for the three months ended March 31, 2023 declined 2 percent.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Unit case volume in Europe, Middle East and Africa decreased 3 percent, which included a 30 percent decline in juice, value-added dairy and plant-based beverages, a 4 percent decline in sparkling flavors, and a 7 percent decline in water, sports, coffee and tea, partially offset by growth of 2 percent in Trademark Coca-Cola. The operating segment reported a decline in unit case volume of 7 percent in the Europe operating unit and a decline of 4 percent in the Africa operating unit, partially offset by growth of 7 percent in the Eurasia and Middle East operating unit. The decline in the Europe operating unit was due to the suspension of the Company’s business in Russia.
Unit case volume in Latin America increased 5 percent, which included 10 percent growth in water, sports, coffee and tea, 3 percent growth in both Trademark Coca-Cola and sparkling flavors, and 5 percent growth in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 5 percent growth in Mexico and 6 percent growth in Brazil.
Unit case volume in North America was even, which included 3 percent growth in juice, value-added dairy and plant-based beverages and 1 percent growth in both Trademark Coca-Cola and sparkling flavors, offset by a 4 percent decline in water, sports, coffee and tea.
Unit case volume in Asia Pacific increased 10 percent, which included 11 percent growth in sparkling flavors, 8 percent growth in Trademark Coca-Cola, 10 percent growth in water, sports, coffee and tea, and 16 percent growth in juice, value-added dairy and plant-based beverages. The operating segment reported growth in unit case volume of 13 percent in the Greater China and Mongolia operating unit, 23 percent in the India and Southwest Asia operating unit and 1 percent in the ASEAN and South Pacific operating unit. Unit case volume in the Japan and South Korea operating unit was even.
Unit case volume for Global Ventures increased 7 percent, driven by 2 percent growth in water, sports, coffee and tea along with growth in energy drinks, partially offset by a 4 percent decline in juice, value-added dairy and plant-based beverages.
Unit case volume for Bottling Investments decreased 1 percent, which included the impact of refranchising our bottling operations in Cambodia and Vietnam and a decline in unit case volume in the Philippines, partially offset by growth in unit case volume in India.
Concentrate Sales Volume
During the three months ended March 31, 2023, worldwide concentrate sales volume increased 1 percent and unit case volume increased 3 percent compared to the three months ended April 1, 2022. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments. In addition, the first quarter of 2023 had one less day when compared to the first quarter of 2022, which also contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the three months ended March 31, 2023. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.

Net Operating Revenues
During the three months ended March 31, 2023, net operating revenues were $10,980 million, compared to $10,491 million during the three months ended April 1, 2022, an increase of $489 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2023 versus 2022
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	11%	(6)%	(1)%	5%
Europe, Middle East & Africa	2%	22%	(13)%	—%	10%
Latin America	1	18	(5)	—	14
North America	(2)	11	—	—	9
Asia Pacific	(2)	5	(8)	2	(3)
Global Ventures	8	(3)	(8)	—	(3)
Bottling Investments	3	8	(9)	(7)	(5)
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
•Asia Pacific — favorable pricing initiatives, partially offset by unfavorable geographic mix;
•Global Ventures — unfavorable impact of no longer receiving COVID-related incentives in the current year, partially offset by favorable channel mix, primarily due to the favorable performance of Costa in the United Kingdom and China; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
The favorable channel and package mix in all applicable operating segments was primarily a result of the continued recovery from the COVID-19 pandemic in away-from-home channels in many markets in the current year.

Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, British pound sterling, South African rand, Indian rupee and Japanese yen, which had an unfavorable impact on our Latin America; Global Ventures; Europe, Middle East and Africa; Bottling Investments; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin decreased to 60.7 percent for the three months ended March 31, 2023, compared to 61.0 percent for the three months ended April 1, 2022. The decrease was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations and increased commodity costs, partially offset by the impact of favorable pricing initiatives, favorable channel and package mix, and structural changes. We expect commodity costs to continue to have an unfavorable impact on our gross profit margin during the remainder of 2023, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Selling and distribution expenses	$654	$655
Advertising expenses	1,065	980
Stock-based compensation expense	58	87
Other operating expenses	1,408	1,245
Selling, general and administrative expenses	$3,185	$2,967
During the three months ended March 31, 2023, selling, general and administrative expenses increased $218 million, or 7 percent, versus the prior year. The increase was primarily due to increased marketing spending and operating expenses, partially offset by a decrease in stock-based compensation expense. During the three months ended March 31, 2023, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 5 percent.
As of March 31, 2023, we had $428 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.1 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	March 31, 2023	April 1, 2022
Europe, Middle East & Africa	$—	$(1)
Latin America	—	—
North America	18	(17)
Asia Pacific	—	—
Global Ventures	—	—
Bottling Investments	—	—
Corporate	93	46
Total	$111	$28
During the three months ended March 31, 2023, the Company recorded other operating charges of $111 million. These charges primarily consisted of $62 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $27 million related to the Company’s productivity and reinvestment program and $18 million related to the restructuring of our North America operating unit. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the three months ended April 1, 2022, the Company recorded other operating charges of $28 million. These charges primarily consisted of $22 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $10 million related to the Company’s productivity and reinvestment program and $2 million related to the restructuring of our manufacturing operations in the United States. These charges were partially offset by a net gain of $5 million, which included the reimbursement of distributor termination fees for BodyArmor recorded in 2021 partially offset by various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, and income of $1 million related to the Company’s strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in 2021.
Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Europe, Middle East & Africa	33.7%	29.6%
Latin America	25.4	22.3
North America	30.7	31.0
Asia Pacific	16.7	19.5
Global Ventures	1.5	1.5
Bottling Investments	4.1	5.7
Corporate	(12.1)	(9.6)
Total	100.0%	100.0%
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

Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Consolidated	30.7%	32.5%
Europe, Middle East & Africa	62.0%	60.6%
Latin America	61.6	62.6
North America	26.5	29.4
Asia Pacific	47.5	53.9
Global Ventures	7.2	6.9
Bottling Investments	7.1	9.5
Corporate	*	*
* Calculation is not meaningful.
During the three months ended March 31, 2023, operating income was $3,367 million, compared to $3,405 million during the three months ended April 1, 2022, a decrease of $38 million, or 1 percent. The decrease was driven by an unfavorable foreign currency exchange rate impact; higher other operating charges; and higher selling, general and administrative expenses. These items were partially offset by favorable pricing initiatives, concentrate sales volume growth of 1 percent, and favorable channel and package mix.
During the three months ended March 31, 2023, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, Turkish lira, euro and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,135 million and $1,007 million for the three months ended March 31, 2023 and April 1, 2022, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2 percent and favorable pricing initiatives, partially offset by an unfavorable foreign currency exchange rate impact of 16 percent and higher commodity costs.
Latin America reported operating income of $853 million and $760 million for the three months ended March 31, 2023 and April 1, 2022, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 1 percent, favorable pricing initiatives, and favorable channel and package mix, partially offset by increased marketing spending, higher commodity costs and an unfavorable foreign currency exchange rate impact of 6 percent.
Operating income for North America for the three months ended March 31, 2023 and April 1, 2022 was $1,033 million and $1,056 million, respectively. The decrease in operating income was primarily driven by a decline in concentrate sales volume of 2 percent, higher other operating charges, higher commodity costs and increased marketing spending, partially offset by favorable pricing initiatives and favorable channel, package and product mix.
Asia Pacific’s operating income for the three months ended March 31, 2023 and April 1, 2022 was $563 million and $664 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 8 percent, a decline in concentrate sales volume of 2 percent, higher commodity costs and higher operating expenses, partially offset by favorable pricing initiatives and the impact of structural changes.
Global Ventures’ operating income for the three months ended March 31, 2023 and April 1, 2022 was $51 million and $51 million, respectively. Operating income for the three months ended March 31, 2023 was impacted by concentrate sales volume growth of 8 percent and lower operating expenses. These favorable impacts were offset by the impact of higher commodity costs and an unfavorable foreign currency exchange rate impact of 1 percent.
Bottling Investments’ operating income for the three months ended March 31, 2023 and April 1, 2022 was $139 million and $193 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 7 percent and the refranchising of our bottling operations in Vietnam and Cambodia, partially offset by unit case volume growth of 3 percent and favorable pricing initiatives.

Corporate’s operating loss for the three months ended March 31, 2023 and April 1, 2022 was $407 million and $326 million, respectively. Operating loss in 2023 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and an unfavorable foreign currency exchange rate impact of 1 percent.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2023 operating income.
Interest Income
During the three months ended March 31, 2023, interest income was $168 million, compared to $78 million during the three months ended April 1, 2022, an increase of $90 million, or 114 percent. The increase was primarily driven by higher returns in certain of our international locations.
Interest Expense
During the three months ended March 31, 2023, interest expense was $372 million, compared to $182 million during the three months ended April 1, 2022, an increase of $190 million, or 105 percent. The increase was primarily due to higher interest rates on short-term borrowings and derivative instruments compared to the prior year.
Equity Income (Loss) — Net
During the three months ended March 31, 2023, equity income was $275 million, compared to equity income of $262 million during the three months ended April 1, 2022, an increase of $13 million, or 5 percent. The increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year, partially offset by an $87 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended March 31, 2023, other income (loss) — net was income of $615 million. The Company recognized a gain of $439 million related to the refranchising of our bottling operations in Vietnam. The Company recognized a net gain of $113 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recognized net foreign currency exchange losses of $24 million. Additionally, other income (loss) — net included income of $13 million related to the non-service cost components of net periodic benefit cost and dividend income of $66 million.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations in Vietnam. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on one of our equity method investees issuing additional shares of its stock. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $940 million (23.2 percent effective tax rate) and $665 million (19.2 percent effective tax rate) during the three months ended March 31, 2023 and April 1, 2022, respectively.
The Company’s effective tax rates for the three months ended March 31, 2023 and April 1, 2022 vary from the statutory U.S. federal tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) regarding the Company’s 2015 litigation with the U.S. Internal Revenue Service (“IRS”) involving transfer pricing tax adjustments in which the Tax Court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2023 is expected to be 20.2 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. However, we currently anticipate the enactment of pending tax legislation outside of the United States during the second quarter of 2023, which, if enacted, is expected to reduce our full year 2023 effective tax rate to approximately 19.5 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. These rates do not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $14.3 billion as of March 31, 2023. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.2 billion in unused backup lines of credit for general corporate purposes as of March 31, 2023. These backup lines of credit expire at various times through 2028.
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. We do not believe there is a risk that our payment terms will be shortened in the near future. Refer to Note 7 of Notes to Consolidated Financial Statements for additional information.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2022, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 31, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. Once the Tax Court renders a decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.4 billion (including interest accrued through March 31, 2023), plus any additional interest accrued through the time of payment. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $2,709 million and $1,597 million of trade accounts receivables under this program during the three months ended March 31, 2023 and April 1, 2022, respectively. The costs of factoring such receivables were $11 million and $1 million for the three months ended March 31, 2023 and April 1, 2022, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Net cash provided by operating activities during the three months ended March 31, 2023 and April 1, 2022 was $160 million and $623 million, respectively, a decrease of $463 million, or 74 percent. This decrease was primarily driven by the timing of working capital initiatives, payments resulting from the buildup of inventory in the prior year to manage potential supply chain disruptions, an unfavorable impact due to foreign currency exchange rate fluctuations, and $167 million of the $275 million milestone payment for fairlife. These items were partially offset by lower marketing payments resulting from year-end accruals. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2023 and April 1, 2022 was $117 million and $146 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 31, 2023, purchases of investments were $739 million and proceeds from disposals of investments were $815 million, resulting in a net cash inflow of $76 million. During the three months ended April 1, 2022, purchases of investments were $835 million and proceeds from disposals of investments were $1,323 million, resulting in a net cash inflow of $488 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 31, 2023 and April 1, 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $319 million and $218 million, respectively, which primarily related to the sales of our ownership interests in certain equity method investees.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the three months ended March 31, 2023 and April 1, 2022 were $276 million and $217 million, respectively.
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral received associated with our hedging activities during the three months ended March 31, 2023 was $18 million, and collateral paid associated with our hedging activities during the three months ended April 1, 2022 was $341 million. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $2,065 million, and net cash used in financing activities during the three months ended April 1, 2022 was $2,975 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the three months ended March 31, 2023, the Company had issuances of debt of $4,074 million, which included $2,725 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $1,346 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $3 million, net of related discounts and issuance costs.

The Company made payments of debt of $1,174 million during the three months ended March 31, 2023, which included payments of $1,011 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $163 million.
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
The Company made payments of debt of $1,045 million during the three months ended April 1, 2022, which included payments of $750 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $295 million.
Issuances of Stock
The issuances of stock during the three months ended March 31, 2023 and April 1, 2022 were related to the exercise of stock options by employees.
Share Repurchases
During the three months ended March 31, 2023, the total cash outflow for treasury stock purchases was $848 million. The Company repurchased 12.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $60.52 per share, for a total cost of $749 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended March 31, 2023 resulted in a net cash outflow of $619 million.
During the three months ended April 1, 2022, the total cash outflow for treasury stock purchases was $546 million. The Company repurchased 7.7 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $61.48 per share, for a total cost of $471 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended April 1, 2022 resulted in a net cash outflow of $97 million.
Dividends
During the three months ended March 31, 2023 and April 1, 2022, the Company paid dividends of $101 million and $1,906 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the first quarterly dividend of 2023 in the second quarter and paid all of the first quarterly dividend of 2022 in the first quarter.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.46 per share at its April 2023 meeting. This dividend is payable on July 3, 2023 to shareowners of record as of the close of business on June 16, 2023.
Other Financing Activities
During the three months ended March 31, 2023 and April 1, 2022, the total cash outflow for other financing activities was $115 million and $979 million, respectively. The cash outflow during the three months ended March 31, 2023 included $108 million of the $275 million milestone payment for fairlife. The cash outflow during the three months ended April 1, 2022 included payments totaling $568 million of the purchase price of BodyArmor, which included amounts originally held back for indemnification obligations. Additionally, the cash outflow during the three months ended April 1, 2022 included repayments of collateral related to our hedging programs. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three months ended March 31, 2023 by 8 percent.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. The Tax Court reserved ruling on the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil until after the Tax Court issues its opinion in the separate case of 3M Co. & Subs. v. Commissioner, T.C. Docket No. 5816-13 (filed March 11, 2013). The Tax Court issued its opinion in 3M Co.’s case (“3M Co. opinion”) on February 9, 2023. Once the Tax Court completes its analysis of the application of the 3M Co. opinion to the Company’s case, the Company expects the Tax Court to render another opinion, and ultimately a decision, in the Company’s case.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 31, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of March 31, 2023 to $432 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 31, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact of both opinions, after which the Tax Court would render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.4 billion (including interest accrued through March 31, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2023 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2023 through January 27, 2023	4,335,060	$61.40	4,334,300	135,371,226
January 28, 2023 through February 24, 2023	6,487,895	59.93	4,641,803	130,729,423
February 25, 2023 through March 31, 2023	3,400,026	60.05	3,400,200	127,329,223
Total	14,222,981	$60.41	12,376,303
1The total number of shares purchased includes: (1) shares purchased, if any, pursuant to the 2019 Plan described in footnote 2 below and (2) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
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

3.2	By-Laws of the Company, as amended and restated through December 7, 2022 — incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 12, 2022.
4.1	As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
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

10.1	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 27, 2023.
10.2	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 27, 2023.
10.3	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 27, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2023 and April 1, 2022; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and April 1, 2022; (iii) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and April 1, 2022; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ KATHY LOVELESS
Date:	April 26, 2023	Kathy Loveless Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	April 26, 2023	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)