Form 10-Q
period 2023-06-30
COCA COLA CO
filed 2023-07-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 25, 2023
$0.25 Par Value	4,324,344,812

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net Operating Revenues	$11,972	$11,325	$22,952	$21,816
Cost of goods sold	4,912	4,830	9,229	8,921
Gross Profit	7,060	6,495	13,723	12,895
Selling, general and administrative expenses	3,321	3,203	6,506	6,170
Other operating charges	1,338	951	1,449	979
Operating Income	2,401	2,341	5,768	5,746
Interest income	224	100	392	178
Interest expense	374	198	746	380
Equity income (loss) — net	538	392	813	654
Other income (loss) — net	91	(351)	706	(456)
Income Before Income Taxes	2,880	2,284	6,933	5,742
Income taxes	359	384	1,299	1,049
Consolidated Net Income	2,521	1,900	5,634	4,693
Less: Net income (loss) attributable to noncontrolling interests	(26)	(5)	(20)	7
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,547	$1,905	$5,654	$4,686
Basic Net Income Per Share[1]	$0.59	$0.44	$1.31	$1.08
Diluted Net Income Per Share[1]	$0.59	$0.44	$1.30	$1.08
Average Shares Outstanding — Basic	4,325	4,331	4,325	4,331
Effect of dilutive securities	16	22	18	24
Average Shares Outstanding — Diluted	4,341	4,353	4,343	4,355
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Consolidated Net Income	$2,521	$1,900	$5,634	$4,693
Other Comprehensive Income:
Net foreign currency translation adjustments	252	(1,910)	801	(901)
Net gains (losses) on derivatives	(25)	93	(95)	157
Net change in unrealized gains (losses) on available-for-sale debt securities	1	5	9	(30)
Net change in pension and other postretirement benefit liabilities	2	165	13	250
Total Comprehensive Income	2,751	253	6,362	4,169
Less: Comprehensive income (loss) attributable to noncontrolling interests	(101)	(191)	(170)	(46)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$2,852	$444	$6,532	$4,215
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$12,564	$9,519
Short-term investments	1,867	1,043
Total Cash, Cash Equivalents and Short-Term Investments	14,431	10,562
Marketable securities	1,263	1,069
Trade accounts receivable, less allowances of $510 and $516, respectively	3,970	3,487
Inventories	4,646	4,233
Prepaid expenses and other current assets	3,281	3,240
Total Current Assets	27,591	22,591
Equity method investments	19,262	18,264
Other investments	158	501
Other noncurrent assets	6,592	6,189
Deferred income tax assets	1,661	1,746
Property, plant and equipment, less accumulated depreciation of $9,527 and $9,234, respectively	9,706	9,841
Trademarks with indefinite lives	14,369	14,214
Goodwill	18,545	18,782
Other intangible assets	572	635
Total Assets	$98,456	$92,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$16,483	$15,749
Loans and notes payable	4,828	2,373
Current maturities of long-term debt	1,171	399
Accrued income taxes	1,633	1,203
Total Current Liabilities	24,115	19,724
Long-term debt	35,626	36,377
Other noncurrent liabilities	8,449	7,922
Deferred income tax liabilities	2,714	2,914
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	18,993	18,822
Reinvested earnings	72,695	71,019
Accumulated other comprehensive income (loss)	(14,017)	(14,895)
Treasury stock, at cost — 2,716 and 2,712 shares, respectively	(53,418)	(52,601)
Equity Attributable to Shareowners of The Coca-Cola Company	26,013	24,105
Equity attributable to noncontrolling interests	1,539	1,721
Total Equity	27,552	25,826
Total Liabilities and Equity	$98,456	$92,763
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30, 2023	July 1, 2022
Operating Activities
Consolidated net income	$5,634	$4,693
Depreciation and amortization	567	646
Stock-based compensation expense	120	189
Deferred income taxes	(211)	(127)
Equity (income) loss — net of dividends	(467)	(359)
Foreign currency adjustments	34	138
Significant (gains) losses — net	(442)	25
Other operating charges	1,375	966
Other items	(225)	301
Net change in operating assets and liabilities	(1,756)	(1,926)
Net Cash Provided by Operating Activities	4,629	4,546
Investing Activities
Purchases of investments	(2,103)	(2,040)
Proceeds from disposals of investments	1,608	2,272
Acquisitions of businesses, equity method investments and nonmarketable securities	(43)	(6)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	320	218
Purchases of property, plant and equipment	(615)	(487)
Proceeds from disposals of property, plant and equipment	38	33
Collateral (paid) received associated with hedging activities — net	(15)	(984)
Other investing activities	44	(151)
Net Cash Provided by (Used in) Investing Activities	(766)	(1,145)
Financing Activities
Issuances of debt	4,638	3,256
Payments of debt	(2,366)	(1,816)
Issuances of stock	359	652
Purchases of stock for treasury	(1,084)	(1,210)
Dividends	(2,089)	(3,810)
Other financing activities	(456)	(1,022)
Net Cash Provided by (Used in) Financing Activities	(998)	(3,950)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	162	(161)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	3,027	(710)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,825	10,025
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	12,852	9,315
Less: Restricted cash and restricted cash equivalents at end of period	288	339
Cash and Cash Equivalents at End of Period	$12,564	$8,976
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2023 and the second quarter of 2022 ended on June 30, 2023 and July 1, 2022, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$12,564	$9,519
Restricted cash and restricted cash equivalents[1,2]	288	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,852	$9,825
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts include cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheets. Refer to Note 2.

	July 1, 2022	December 31, 2021
Cash and cash equivalents	$8,976	$9,684
Restricted cash and restricted cash equivalents[1,2]	339	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,315	$10,025
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts include cash and cash equivalents related to assets held for sale, which are included in the line item prepaid expenses and other current assets in our consolidated balance sheets.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $43 million and $6 million during the six months ended June 30, 2023 and July 1, 2022, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended June 30, 2023 and July 1, 2022 totaled $320 million and $218 million, respectively, which primarily related to sales of our ownership interests in certain equity method investees.
Assets and Liabilities Held for Sale
As of June 30, 2023, the Company’s bottling operations in Bangladesh met the criteria to be classified as held for sale. As of December 31, 2022, the Company’s bottling operations in Vietnam met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair values less any costs to sell exceeded the carrying values, the related assets and liabilities were recorded at their carrying values. These assets and liabilities were included in the Bottling Investments operating segment.
In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam. This advance was included in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2022. The Company refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale, which was recorded in the line item other income (loss) — net in our consolidated statement of income during the six months ended June 30, 2023.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022
Cash, cash equivalents and short-term investments	$2	$229
Trade accounts receivable, less allowances	3	12
Inventories	28	50
Prepaid expenses and other current assets	20	43
Other noncurrent assets	2	29
Deferred income tax assets	—	8
Property, plant and equipment — net	88	197
Goodwill	—	34
Assets held for sale	$143	$602
Accounts payable and accrued expenses	$35	$154
Loans and notes payable	44	—
Accrued income taxes	10	3
Other noncurrent liabilities	—	3
Liabilities held for sale	$89	$160

NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 30, 2023
Concentrate operations	$2,347	$4,703	$7,050
Finished product operations	1,955	2,967	4,922
Total	$4,302	$7,670	$11,972
Three Months Ended July 1, 2022
Concentrate operations	$1,892	$4,473	$6,365
Finished product operations	2,065	2,895	4,960
Total	$3,957	$7,368	$11,325

	United States	International	Total
Six Months Ended June 30, 2023
Concentrate operations	$4,336	$9,047	$13,383
Finished product operations	3,815	5,754	9,569
Total	$8,151	$14,801	$22,952
Six Months Ended July 1, 2022
Concentrate operations	$3,533	$8,556	$12,089
Finished product operations	3,947	5,780	9,727
Total	$7,480	$14,336	$21,816
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
June 30, 2023
Marketable securities	$327	$—
Other investments	116	42
Other noncurrent assets	1,481	—
Total equity securities	$1,924	$42
December 31, 2022
Marketable securities	$308	$—
Other investments	459	42
Other noncurrent assets	1,303	—
Total equity securities	$2,070	$42

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	June 30, 2023	July 1, 2022
Net gains (losses) recognized during the period related to equity securities	$130	$(261)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	22	(129)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$108	$(132)

	Six Months Ended
	June 30, 2023	July 1, 2022
Net gains (losses) recognized during the period related to equity securities	$255	$(361)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	33	(254)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$222	$(107)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
June 30, 2023
Trading securities	$42	$—	$(4)	$38
Available-for-sale securities	1,140	23	(44)	1,119
Total debt securities	$1,182	$23	$(48)	$1,157
December 31, 2022
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	979	26	(61)	944
Total debt securities	$1,022	$26	$(65)	$983
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	June 30, 2023		December 31, 2022
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$38	$898	$39	$722
Other noncurrent assets	—	221	—	222
Total debt securities	$38	$1,119	$39	$944
The contractual maturities of these available-for-sale debt securities as of June 30, 2023 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$502	$489
After 1 year through 5 years	422	434
After 5 years through 10 years	32	36
After 10 years	184	160
Total	$1,140	$1,119
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Gross gains	$2	$2	$2	$3
Gross losses	(1)	(3)	(4)	(8)
Proceeds	40	113	108	344
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,546 million and $1,378 million as of June 30, 2023 and December 31, 2022, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials and packaging	$2,741	$2,627
Finished goods	1,538	1,247
Other	367	359
Total inventories	$4,646	$4,233
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 30, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$153	$126
Foreign currency contracts	Other noncurrent assets	34	13
Total assets		$187	$139
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$91	$54
Foreign currency contracts	Other noncurrent liabilities	69	108
Commodity contracts	Accounts payable and accrued expenses	7	2
Interest rate contracts	Accounts payable and accrued expenses	13	—
Interest rate contracts	Other noncurrent liabilities	1,557	1,676
Total liabilities		$1,737	$1,840
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 30, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$90	$46
Foreign currency contracts	Other noncurrent assets	21	22
Commodity contracts	Prepaid expenses and other current assets	6	34
Other derivative instruments	Prepaid expenses and other current assets	2	—
Total assets		$119	$102
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$63	$87
Foreign currency contracts	Other noncurrent liabilities	—	1
Commodity contracts	Accounts payable and accrued expenses	104	35
Commodity contracts	Other noncurrent liabilities	15	—
Other derivative instruments	Accounts payable and accrued expenses	5	3
Total liabilities		$187	$126
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside of the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound sterling and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $8,969 million and $5,510 million as of June 30, 2023 and December 31, 2022, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $958 million as of both June 30, 2023 and December 31, 2022.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments are designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $59 million and $35 million as of June 30, 2023 and December 31, 2022, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company enters into interest rate swap agreements and designates these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for this program was $500 million as of June 30, 2023. As of December 31, 2022, we did not have any interest rate swaps designated as a cash flow hedge.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended June 30, 2023
Foreign currency contracts	$(22)	Net operating revenues	$(7)
Foreign currency contracts	13	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	22	Other income (loss) — net	3
Commodity contracts	(9)	Cost of goods sold	(3)
Total	$4		$(4)
Three Months Ended July 1, 2022
Foreign currency contracts	$197	Net operating revenues	$52
Foreign currency contracts	16	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(114)	Other income (loss) — net	(89)
Total	$99		$(36)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended June 30, 2023
Foreign currency contracts	$(58)	Net operating revenues	$(6)
Foreign currency contracts	17	Cost of goods sold	8
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	9	Other income (loss) — net	3
Commodity contracts	(11)	Cost of goods sold	(6)
Total	$(43)		$(3)
Six Months Ended July 1, 2022
Foreign currency contracts	$278	Net operating revenues	$60
Foreign currency contracts	22	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(119)	Other income (loss) — net	(100)
Total	$181		$(39)
As of June 30, 2023, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $14 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,592 million and $13,425 million as of June 30, 2023 and December 31, 2022, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 30, 2023	July 1, 2022
Interest rate contracts	Interest expense	$(102)	$(474)
Fixed-rate debt	Interest expense	131	457
Net impact of fair value hedging instruments		$29	$(17)

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 30, 2023	July 1, 2022
Interest rate contracts	Interest expense	$106	$(1,185)
Fixed-rate debt	Interest expense	(91)	1,166
Net impact of fair value hedging instruments		$15	$(19)

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current maturities of long-term debt	$545	$—	$(9)	$—	$—	$—
Long-term debt	11,601	11,900	(1,584)	(1,664)	179	195
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
In June 2023, the Company amended the terms of its interest rate swap agreements to implement a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) in place of the London Interbank Offered Rate (“LIBOR”). Since the interest rate swap agreements were affected by reference rate reform, the Company applied the expedients and exceptions provided to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All amendments to interest rate swap agreements were executed with the existing counterparties and did not change the notional amounts, maturity dates, or other critical terms of the hedging relationships.
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 30, 2023	December 31, 2022	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Foreign currency contracts	$—	$—	$(1)	$5	$(1)	$(1)
Foreign currency denominated debt	11,750	12,061	(80)	704	(234)	1,059
Total	$11,750	$12,061	$(81)	$709	$(235)	$1,058
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the three and six months ended June 30, 2023 and July 1, 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2023 and July 1, 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives are not designated and/or do not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $5,976 million and $4,902 million as of June 30, 2023 and December 31, 2022, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. As of June 30, 2023 and December 31, 2022, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $345 million and $336 million as of June 30, 2023 and December 31, 2022, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 30, 2023	July 1, 2022
Foreign currency contracts	Net operating revenues	$(10)	$22
Foreign currency contracts	Cost of goods sold	23	10
Foreign currency contracts	Other income (loss) — net	11	(4)
Commodity contracts	Cost of goods sold	(84)	(155)
Other derivative instruments	Selling, general and administrative expenses	1	(18)
Total		$(59)	$(145)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 30, 2023	July 1, 2022
Foreign currency contracts	Net operating revenues	$(17)	$7
Foreign currency contracts	Cost of goods sold	51	23
Foreign currency contracts	Other income (loss) — net	—	38
Commodity contracts	Cost of goods sold	(130)	5
Other derivative instruments	Selling, general and administrative expenses	4	(21)
Total		$(92)	$52
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of June 30, 2023 and December 31, 2022, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,354 million and $1,351 million, respectively.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of June 30, 2023 and December 31, 2022, we had $4,643 million and $2,146 million, respectively, in outstanding commercial paper borrowings.
During the six months ended June 30, 2023, our bottling operations in Africa extinguished prior to maturity U.S. dollar term loans with a total principal amount of $121 million, with variable interest rates ranging from the three-month LIBOR plus 2.950 percent to the three-month LIBOR plus 3.000 percent. Additionally, the bottling operations extinguished prior to maturity a U.S. dollar revolving facility of $40 million, with a variable interest rate of SOFR plus 2.344 percent.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 30, 2023, we were contingently liable for guarantees of indebtedness owed by third parties of $1,105 million, of which $95 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 30, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of June 30, 2023 to $439 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 30, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $800 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact of both opinions, after which the Tax Court would render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.5 billion (including interest accrued through June 30, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims. However, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $192 million and $199 million as of June 30, 2023 and December 31, 2022, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 30, 2023	December 31, 2022
Net foreign currency translation adjustments	$(12,658)	$(13,609)
Accumulated net gains (losses) on derivatives	(71)	24
Unrealized net gains (losses) on available-for-sale debt securities	(16)	(25)
Adjustments to pension and other postretirement benefit liabilities	(1,272)	(1,285)
Accumulated other comprehensive income (loss)	$(14,017)	$(14,895)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 30, 2023
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$5,654	$(20)	$5,634
Other comprehensive income:
Net foreign currency translation adjustments	951	(150)	801
Net gains (losses) on derivatives[1]	(95)	—	(95)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	9	—	9
Net change in pension and other postretirement benefit liabilities	13	—	13
Total comprehensive income (loss)	$6,532	$(170)	$6,362
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended June 30, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$300	$(63)	$237
Gains (losses) on intra-entity transactions that are of a long-term investment nature	151	—	151
Gains (losses) on net investment hedges arising during the period[1]	(81)	20	(61)
Net foreign currency translation adjustments	$370	$(43)	$327
Derivatives:
Gains (losses) arising during the period	$(31)	$3	$(28)
Reclassification adjustments recognized in net income	4	(1)	3
Net gains (losses) on derivatives[1]	$(27)	$2	$(25)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$4	$(3)	$1
Reclassification adjustments recognized in net income	(1)	1	—
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$(2)	$1
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(11)	$(4)	$(15)
Reclassification adjustments recognized in net income	22	(5)	17
Net change in pension and other postretirement benefit liabilities	$11	$(9)	$2
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$357	$(52)	$305
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 30, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$737	$(154)	$583
Reclassification adjustments recognized in net income	101	—	101
Gains (losses) on intra-entity transactions that are of a long-term investment nature	443	—	443
Gains (losses) on net investment hedges arising during the period[1]	(235)	59	(176)
Net foreign currency translation adjustments	$1,046	$(95)	$951
Derivatives:
Gains (losses) arising during the period	$(107)	$10	$(97)
Reclassification adjustments recognized in net income	3	(1)	2
Net gains (losses) on derivatives[1]	$(104)	$9	$(95)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$13	$(6)	$7
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$15	$(6)	$9
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(16)	$(6)	$(22)
Reclassification adjustments recognized in net income	44	(9)	35
Net change in pension and other postretirement benefit liabilities	$28	$(15)	$13
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$985	$(107)	$878
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended July 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(950)	$27	$(923)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,333)	—	(1,333)
Gains (losses) on net investment hedges arising during the period[1]	709	(177)	532
Net foreign currency translation adjustments	$(1,574)	$(150)	$(1,724)
Derivatives:
Gains (losses) arising during the period	$97	$(31)	$66
Reclassification adjustments recognized in net income	36	(9)	27
Net gains (losses) on derivatives[1]	$133	$(40)	$93
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$2	$2	$4
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$2	$5
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$198	$(54)	$144
Reclassification adjustments recognized in net income	28	(7)	21
Net change in pension and other postretirement benefit liabilities	$226	$(61)	$165
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,212)	$(249)	$(1,461)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended July 1, 2022	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$374	$(213)	$161
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(2,003)	—	(2,003)
Gains (losses) on net investment hedges arising during the period[1]	1,058	(264)	794
Net foreign currency translation adjustments	$(371)	$(477)	$(848)
Derivatives:
Gains (losses) arising during the period	$180	$(52)	$128
Reclassification adjustments recognized in net income	39	(10)	29
Net gains (losses) on derivatives[1]	$219	$(62)	$157
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(44)	$10	$(34)
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(39)	$9	$(30)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$266	$(58)	$208
Reclassification adjustments recognized in net income	56	(14)	42
Net change in pension and other postretirement benefit liabilities	$322	$(72)	$250
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$131	$(602)	$(471)
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$101
	Income before income taxes	—	101
	Income taxes	—	—
	Consolidated net income	$—	$101
Derivatives:
Foreign currency contracts	Net operating revenues	$7	$6
Foreign currency contracts and commodity contracts	Cost of goods sold	(1)	(2)
Foreign currency contracts	Interest expense	1	2
Foreign currency contracts	Other income (loss) — net	(3)	(3)
	Income before income taxes	4	3
	Income taxes	(1)	(1)
	Consolidated net income	$3	$2
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(1)	$2
	Income before income taxes	(1)	2
	Income taxes	1	—
	Consolidated net income	$—	$2
Pension and other postretirement benefit liabilities:
Recognized net actuarial loss	Other income (loss) — net	$22	$45
Recognized prior service cost (credit)	Other income (loss) — net	—	(1)
	Income before income taxes	22	44
	Income taxes	(5)	(9)
	Consolidated net income	$17	$35
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

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended June 30, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 31, 2023	4,325	$26,868	$72,137	$(14,322)	$1,760	$18,889	$(53,247)	$1,651
Comprehensive income (loss)	—	2,751	2,547	305	—	—	—	(101)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.46 per share)	—	(1,989)	(1,989)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Acquisition of interests held by noncontrolling owners	—	(22)	—	—	—	(20)	—	(2)
Purchases of treasury stock	(4)	(230)	—	—	—	—	(230)	—
Impact related to stock-based compensation plans	3	183	—	—	—	124	59	—
June 30, 2023	4,324	$27,552	$72,695	$(14,017)	$1,760	$18,993	$(53,418)	$1,539

			Shareowners of The Coca-Cola Company
Six Months Ended June 30, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2022	4,328	$25,826	$71,019	$(14,895)	$1,760	$18,822	$(52,601)	$1,721
Comprehensive income (loss)	—	6,362	5,654	878	—	—	—	(170)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.92 per share)	—	(3,978)	(3,978)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Acquisition of interests held by noncontrolling owners	—	(22)	—	—	—	(20)	—	(2)
Purchases of treasury stock	(16)	(979)	—	—	—	—	(979)	—
Impact related to stock-based compensation plans	12	356	—	—	—	194	162	—
Other activities	—	—	—	—	—	(3)	—	3
June 30, 2023	4,324	$27,552	$72,695	$(14,017)	$1,760	$18,993	$(53,418)	$1,539

			Shareowners of The Coca-Cola Company
Three Months Ended July 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
April 1, 2022	4,331	$26,841	$69,969	$(13,340)	$1,760	$18,388	$(51,932)	$1,996
Comprehensive income (loss)	—	253	1,905	(1,461)	—	—	—	(191)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.44 per share)	—	(1,904)	(1,904)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(10)	(677)	—	—	—	—	(677)	—
Impact related to stock-based compensation plans	5	297	—	—	—	193	104	—
July 1, 2022	4,326	$24,803	$69,970	$(14,801)	$1,760	$18,581	$(52,505)	$1,798

			Shareowners of The Coca-Cola Company
Six Months Ended July 1, 2022	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2021	4,325	$24,860	$69,094	$(14,330)	$1,760	$18,116	$(51,641)	$1,861
Comprehensive income (loss)	—	4,169	4,686	(471)	—	—	—	(46)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.88 per share)	—	(3,810)	(3,810)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(16)	—	—	—	—	—	(16)
Purchases of treasury stock	(18)	(1,148)	—	—	—	—	(1,148)	—
Impact related to stock-based compensation plans	19	748	—	—	—	464	284	—
Other activities	—	—	—	—	—	1	—	(1)
July 1, 2022	4,326	$24,803	$69,970	$(14,801)	$1,760	$18,581	$(52,505)	$1,798
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 30, 2023, the Company recorded other operating charges of $1,338 million. These charges consisted of $1,262 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific and $24 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $8 million related to the restructuring of our North America operating unit, $6 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the six months ended June 30, 2023, the Company recorded other operating charges of $1,449 million. These charges consisted of $1,324 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $51 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $26 million related to the restructuring of our North America operating unit, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $6 million related to tax litigation expense.
During the three months ended July 1, 2022, the Company recorded other operating charges of $951 million. These charges consisted of $917 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $19 million related to the Company’s productivity and reinvestment program and $13 million related to the acquisition of BodyArmor, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. Additionally, the Company recorded charges of $1 million related to its strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in 2021 and charges of $1 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended July 1, 2022, the Company recorded other operating charges of $979 million. These charges consisted of $939 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s productivity and reinvestment program, $8 million related to the BodyArmor acquisition, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021, and $3 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 9 for additional information on the tax litigation. Refer to Note 13 for additional information on the Company’s restructuring initiatives. Refer to Note 16 for additional information on the fairlife acquisition. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 30, 2023, the Company recorded net charges of $2 million and $84 million, respectively. During the three and six months ended July 1, 2022, the Company recorded net charges of $35 million and $30 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended June 30, 2023, the Company recognized a net gain of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
During the six months ended June 30, 2023, the Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. Additionally, the Company recognized a net gain of $240 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
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
Refer to Note 2 for additional information on the refranchising of our bottling operations in Vietnam. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for additional information on the impairment charge and one of our equity method investees issuing additional shares of its stock. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
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
During the three and six months ended June 30, 2023, the Company incurred expenses of $24 million and $51 million, respectively, and during the three and six months ended July 1, 2022 incurred expenses of $19 million and $29 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,180 million related to this program since it commenced.
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure will bring together all bottler- related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and will help streamline how we work. During the three and six months ended June 30, 2023, the Company incurred expenses of $8 million and $26 million, respectively, related to this program. These expenses primarily included severance costs and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $64 million related to this program since it commenced.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost	$23	$22	$1	$1
Interest cost	81	51	7	5
Expected return on plan assets[1]	(119)	(147)	(3)	(4)
Amortization of prior service cost (credit)	1	—	(1)	(1)
Amortization of net actuarial loss (gain)	24	29	(2)	—
Net periodic benefit cost (income)	$10	$(45)	$2	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2023 net periodic benefit cost (income) were 7.00 percent for pension plans and 3.75 percent for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost	$47	$44	$2	$3
Interest cost	162	102	14	9
Expected return on plan assets[1]	(238)	(296)	(7)	(8)
Amortization of prior service cost (credit)	1	—	(2)	(2)
Amortization of net actuarial loss (gain)	48	58	(3)	—
Net periodic benefit cost (income)	$20	$(92)	$4	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2023 net periodic benefit cost (income) were 7.00 percent for pension plans and 3.75 percent for other postretirement benefit plans.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the six months ended June 30, 2023, the Company contributed $23 million to our pension trusts, and we anticipate making additional contributions of approximately $12 million during the remainder of 2023. The Company contributed $19 million to our pension trusts during the six months ended July 1, 2022.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $359 million (12.5 percent effective tax rate) and $384 million (16.8 percent effective tax rate) during the three months ended June 30, 2023 and July 1, 2022, respectively. The Company recorded income taxes of $1,299 million (18.7 percent effective tax rate) and $1,049 million (18.3 percent effective tax rate) during the six months ended June 30, 2023 and July 1, 2022, respectively.

The Company’s effective tax rates for the three and six months ended June 30, 2023 and July 1, 2022 vary from the statutory U.S. federal tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 30, 2023 included $120 million and $125 million, respectively, of net tax benefits related to various discrete tax items, including a change in tax law in a certain foreign jurisdiction.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. The Company strongly disagrees with the Opinion and intends to vigorously defend its position. Refer to Note 9 for additional information on the tax litigation.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

June 30, 2023	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,655	$182	$5		$82	$—		$1,924
Debt securities[1]	—	1,141	16		—	—		1,157
Derivatives[2]	—	306	—		—	(227)	[6]	79	[8]
Total assets	$1,655	$1,629	$21		$82	$(227)		$3,160
Liabilities:
Contingent consideration liability	$—	$—	$2,639	[5]	$—	$—		$2,639
Derivatives[2]	7	1,917	—		—	(1,657)	[7]	267	[8]
Total liabilities	$7	$1,917	$2,639		$—	$(1,657)		$2,906
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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife in 2020, which is contingent on fairlife achieving certain financial targets through 2024 and, if achieved, is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model. The Company made a milestone payment of $275 million during the six months ended June 30, 2023.
6The Company is not obligated to return any cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $1,430 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $24 million in the line item prepaid expenses and other current assets, $55 million in the line item other noncurrent assets, and $267 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three and six months ended June 30, 2023 and July 1, 2022.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 30, 2023 and July 1, 2022.
Nonrecurring Fair Value Measurements
During the three and six months ended June 30, 2023, the Company recorded an asset impairment charge of $25 million related to the discontinuation of certain manufacturing operations in Asia Pacific. This impairment charge was derived using Level 3 inputs and was primarily driven by management’s best estimate of the potential proceeds from the disposal of the related assets. During the three and six months ended July 1, 2022, the Company recorded an other-than-temporary impairment charge of $96 million related to an equity method investee in Russia. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. During the six months ended July 1, 2022, we recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 30, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $36,797 million and $32,382 million, respectively. As of December 31, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $36,776 million and $32,698 million, respectively.

NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended June 30, 2023
Net operating revenues:
Third party	$2,043	$1,378	$4,365	$1,349		$765	$2,042		$30	$—	$11,972
Intersegment	145	—	2	218		—	—		—	(365)	—
Total net operating revenues	2,188	1,378	4,367	1,567		765	2,042		30	(365)	11,972
Operating income (loss)	1,133	797	1,216	673		78	122		(1,618)	—	2,401
Income (loss) before income taxes	1,147	802	1,227	675		78	577		(1,626)	—	2,880
Identifiable operating assets	7,729	2,474	26,109	2,453	[2,3]	7,622	9,281	[2,3]	23,368	—	79,036
Investments[1]	394	728	15	76		—	13,406		4,801	—	19,420
As of and for the Three Months Ended July 1, 2022
Net operating revenues:
Third party	$2,018	$1,140	$4,029	$1,343		$695	$2,077		$23	$—	$11,325
Intersegment	166	—	1	223		—	2		—	(392)	—
Total net operating revenues	2,184	1,140	4,030	1,566		695	2,079		23	(392)	11,325
Operating income (loss)	1,291	674	840	753		44	113		(1,374)	—	2,341
Income (loss) before income taxes	1,225	680	848	757		48	453		(1,727)	—	2,284
Identifiable operating assets	7,721	2,054	26,372	2,628	[2]	7,210	9,881	[2]	18,928	—	74,794
Investments[1]	439	605	19	222		—	12,569		4,521	—	18,375
As of December 31, 2022
Identifiable operating assets	$7,088	$2,067	$25,760	$2,368	[2]	$7,325	$10,232	[2]	$19,158	$—	$73,998
Investments[1]	410	629	15	219		—	12,892		4,600	—	18,765
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in the Philippines represented 10 percent of consolidated property, plant and equipment — net as of June 30, 2023, July 1, 2022 and December 31, 2022.
3Property, plant and equipment — net in India represented 10 percent of consolidated property, plant and equipment — net as of June 30, 2023.
During the three months ended June 30, 2023, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $1,262 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $35 million for Asia Pacific due to the discontinuation of certain manufacturing operations.
•Operating income (loss) and income (loss) before income taxes were reduced by $25 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $1 million for North America due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $8 million for North America due to the restructuring of our North America operating unit. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Corporate related to tax litigation expense. Refer to Note 9.
•Operating income (loss) and income (loss) before income taxes were reduced by $5 million for North America due to the restructuring of our manufacturing operations in the United States.

•Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Income (loss) before income taxes was increased by $127 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $2 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the three months ended July 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $917 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $19 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America and were reduced by $15 million for Corporate related to our acquisition of BodyArmor. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million for North America due to the restructuring of our manufacturing operations in the United States.
•Income (loss) before income taxes was reduced by $267 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
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

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2023
Net operating revenues:
Third party	$3,874	$2,764	$8,267	$2,534	$1,472	$3,986	$55	$—	$22,952
Intersegment	338	—	4	404	—	2	—	(748)	—
Total net operating revenues	4,212	2,764	8,271	2,938	1,472	3,988	55	(748)	22,952
Operating income (loss)	2,268	1,650	2,249	1,236	129	261	(2,025)	—	5,768
Income (loss) before income taxes	2,289	1,657	2,268	1,098	135	1,081	(1,595)	—	6,933
Six Months Ended July 1, 2022
Net operating revenues:
Third party	$3,679	$2,354	$7,618	$2,574	$1,424	$4,119	$48	$—	$21,816
Intersegment	338	—	2	403	—	4	—	(747)	—
Total net operating revenues	4,017	2,354	7,620	2,977	1,424	4,123	48	(747)	21,816
Operating income (loss)	2,298	1,434	1,896	1,417	95	306	(1,700)	—	5,746
Income (loss) before income taxes	2,248	1,437	1,912	1,427	104	846	(2,232)	—	5,742
During the six months ended June 30, 2023, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $1,324 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $52 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $1 million for North America due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $35 million for Asia Pacific due to the discontinuation of certain manufacturing operations.
•Operating income (loss) and income (loss) before income taxes were reduced by $26 million for North America due to the restructuring of our North America operating unit. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $11 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Operating income (loss) and income (loss) before income taxes were reduced by $6 million for Corporate related to tax litigation expense. Refer to Note 9.
•Income (loss) before income taxes was increased by $439 million for Corporate due to the refranchising of our bottling operations in Vietnam. Refer to Note 2.
•Income (loss) before income taxes was increased by $240 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $140 million for Asia Pacific and was increased by $56 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
During the six months ended July 1, 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $939 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $29 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $22 million and $23 million, respectively, for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were increased by $21 million for North America and were reduced by $29 million for Corporate related to our acquisition of BodyArmor. Refer to Note 12.
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
In May 2023 and July 2022, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Asia Pacific operating segment. Also, in August 2022, the Company acquired a controlling interest in a bottling operation in Malawi. The impact of this acquisition has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments operating segment. Additionally, in November 2022, the Company refranchised our bottling operations in Cambodia. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2023 versus 2022
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Unit Cases[1,2,3]		Concentrate Sales[4]	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	—%		1%	2%		1%
Europe, Middle East & Africa	(5)%		(5)%	(4)%		(2)%
Latin America	4		8	5		4
North America	(1)		—	—		(1)
Asia Pacific	2		(1)	6		(1)
Global Ventures	4		8	5		8
Bottling Investments	(1)	[5]	N/A	(1)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and six months ended June 30, 2023 grew 5 percent.

Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended June 30, 2023 versus Three Months Ended July 1, 2022
Unit case volume in Europe, Middle East and Africa decreased 5 percent, which included a 6 percent decline in sparkling flavors, a 2 percent decline in Trademark Coca-Cola, a 23 percent decline in juice, value-added dairy and plant-based beverages, and a 6 percent decline in water, sports, coffee and tea. The operating segment reported a decline in unit case volume of 7 percent in the Europe operating unit and a decline of 5 percent in the Eurasia and Middle East operating unit, partially offset by growth of 1 percent in the Africa operating unit. The declines in the Europe operating unit, in Trademark Coca-Cola, and in juice, value-added dairy and plant-based beverages were primarily due to the suspension of the Company’s business in Russia in 2022.
Unit case volume in Latin America increased 4 percent, which included 10 percent growth in water, sports, coffee and tea, 3 percent growth in Trademark Coca-Cola, 2 percent growth in sparkling flavors, and 3 percent growth in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 3 percent growth in Mexico and 4 percent growth in Brazil.
Unit case volume in North America decreased 1 percent, which included a 5 percent decline in water, sports, coffee and tea and a 1 percent decline in Trademark Coca-Cola, partially offset by 2 percent growth in juice, value-added dairy and plant-based beverages and 1 percent growth in sparkling flavors.
Unit case volume in Asia Pacific increased 2 percent, which included 10 percent growth in juice, value-added dairy and plant-based beverages as well as 2 percent growth in both sparkling flavors and Trademark Coca-Cola, partially offset by a 1 percent decline in water, sports, coffee and tea. The operating segment reported growth in unit case volume of 5 percent in the India and Southwest Asia operating unit and growth of 2 percent in the Greater China and Mongolia operating unit, partially offset by a decline of 1 percent in both the Japan and South Korea operating unit and the ASEAN and South Pacific operating unit.
Unit case volume for Global Ventures increased 4 percent, driven by 2 percent growth in water, sports, coffee and tea along with growth in energy drinks, partially offset by a 1 percent decline in juice, value-added dairy and plant-based beverages.
Unit case volume for Bottling Investments decreased 1 percent, which included the impact of refranchising our bottling operations in Vietnam and Cambodia and a decline in unit case volume in the Philippines, partially offset by growth in unit case volume in India and South Africa.
Six Months Ended June 30, 2023 versus Six Months Ended July 1, 2022
Unit case volume in Europe, Middle East and Africa decreased 4 percent, which included a 26 percent decline in juice, value-added dairy and plant-based beverages, a 5 percent decline in sparkling flavors, and a 7 percent decline in water, sports, coffee and tea. Unit case volume in Trademark Coca-Cola was even. The operating segment reported a decline in unit case volume of 7 percent in the Europe operating unit and a decline of 1 percent in the Africa operating unit. Unit case volume in the Eurasia and Middle East operating unit was even. The declines in the Europe operating unit and in juice, value-added dairy and plant-based beverages were primarily due to the suspension of the Company’s business in Russia in 2022.
Unit case volume in Latin America increased 5 percent, which included 10 percent growth in water, sports, coffee and tea, 3 percent growth in Trademark Coca-Cola, 2 percent growth in sparkling flavors, and 4 percent growth in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 4 percent growth in Mexico and 5 percent growth in Brazil.
Unit case volume in North America was even, which included 3 percent growth in juice, value-added dairy and plant-based beverages and 1 percent growth in sparkling flavors, offset by a 5 percent decline in water, sports, coffee and tea. Unit case volume in Trademark Coca-Cola was even.
Unit case volume in Asia Pacific increased 6 percent, which included 6 percent growth in sparkling flavors, 5 percent growth in Trademark Coca-Cola, 13 percent growth in juice, value-added dairy and plant-based beverages, and 4 percent growth in water, sports, coffee and tea. The operating segment reported growth in unit case volume of 12 percent in the India and Southwest Asia operating unit and growth of 7 percent in the Greater China and Mongolia operating unit. Unit case volume in both the ASEAN and South Pacific operating unit and the Japan and South Korea operating unit was even.
Unit case volume for Global Ventures increased 5 percent, driven by 2 percent growth in water, sports, coffee and tea along with growth in energy drinks, partially offset by a 3 percent decline in juice, value-added dairy and plant-based beverages.

Unit case volume for Bottling Investments decreased 1 percent, which included the impact of refranchising our bottling operations in Vietnam and Cambodia and a decline in unit case volume in the Philippines, partially offset by growth in unit case volume in India and South Africa.
Concentrate Sales Volume
During the three months ended June 30, 2023, worldwide concentrate sales volume increased 1 percent and unit case volume was even compared to the three months ended July 1, 2022. During the six months ended June 30, 2023, worldwide concentrate sales volume increased 1 percent and unit case volume increased 2 percent compared to the six months ended July 1, 2022. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments. In addition, the first quarter of 2023 had one less day when compared to the first quarter of 2022, which also contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended June 30, 2023. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.
Net Operating Revenues
Three Months Ended June 30, 2023 versus Three Months Ended July 1, 2022
During the three months ended June 30, 2023, net operating revenues were $11,972 million, compared to $11,325 million during the three months ended July 1, 2022, an increase of $647 million, or 6 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2023 versus 2022
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	10%	(4)%	(1)%	6%
Europe, Middle East & Africa	(5)%	14%	(9)%	—%	—%
Latin America	8	17	(4)	—	21
North America	—	9	—	—	8
Asia Pacific	(1)	5	(5)	1	—
Global Ventures	8	3	—	—	10
Bottling Investments	5	10	(10)	(7)	(2)
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

Price, product and geographic mix had a 10 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing in Türkiye and Zimbabwe;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable pricing initiatives and favorable channel, package and product mix;
•Asia Pacific — favorable pricing initiatives, partially offset by unfavorable geographic mix;
•Global Ventures — favorable pricing initiatives and favorable channel mix, primarily due to the favorable performance of Costa in the United Kingdom, partially offset by unfavorable product mix; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 4 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the South African rand, Zimbabwean dollar, Turkish lira, Argentine peso, Indian rupee and Japanese yen, which had an unfavorable impact on our Europe, Middle East and Africa; Latin America; Asia Pacific; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Six Months Ended June 30, 2023 versus Six Months Ended July 1, 2022
During the six months ended June 30, 2023, net operating revenues were $22,952 million, compared to $21,816 million during the six months ended July 1, 2022, an increase of $1,136 million, or 5 percent.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2023 versus 2022
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	10%	(5)%	(1)%	5%
Europe, Middle East & Africa	(2)%	18%	(11)%	—%	5%
Latin America	4	18	(4)	—	17
North America	(1)	10	—	—	9
Asia Pacific	(1)	5	(6)	1	(1)
Global Ventures	8	—	(4)	—	3
Bottling Investments	4	9	(9)	(7)	(3)
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
Price, product and geographic mix had a 10 percent favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing in Türkiye and Zimbabwe;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and package mix;
•North America — favorable pricing initiatives and favorable channel, package and product mix;
•Asia Pacific — favorable pricing initiatives, partially offset by unfavorable geographic mix;
•Global Ventures — favorable pricing initiatives and favorable channel mix, primarily due to the favorable performance of Costa in the United Kingdom, offset by unfavorable product mix and the impact of no longer receiving COVID-related incentives in the current year; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 5 percent. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, South African rand, Zimbabwean dollar, Turkish lira, British pound sterling, Indian rupee and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Global Ventures; Asia Pacific; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 59.0 percent for the three months ended June 30, 2023, compared to 57.3 percent for the three months ended July 1, 2022. Our gross profit margin increased to 59.8 percent for the six months ended June 30, 2023, compared to 59.1 percent for the six months ended July 1, 2022. These increases were primarily due to the impact of favorable pricing initiatives, favorable channel and package mix, and structural changes, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and increased commodity costs. We expect commodity costs to continue to have an unfavorable impact on our gross profit margin during the remainder of 2023, and we will continue to proactively take actions in an effort to mitigate the impact of these incremental costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Selling and distribution expenses	$682	$685	$1,336	$1,340
Advertising expenses	1,219	1,168	2,284	2,148
Stock-based compensation expense	62	102	120	189
Other operating expenses	1,358	1,248	2,766	2,493
Selling, general and administrative expenses	$3,321	$3,203	$6,506	$6,170
During the three and six months ended June 30, 2023, selling, general and administrative expenses increased $118 million, or 4 percent, and increased $336 million, or 5 percent, respectively, versus the prior year. The increases were primarily due to increased operating expenses and increased advertising expenses, partially offset by a decrease in stock-based compensation expense. During the three and six months ended June 30, 2023, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 3 percent and 4 percent, respectively.
As of June 30, 2023, we had $371 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.0 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Europe, Middle East & Africa	$—	$—	$—	$(1)
Latin America	—	—	—	—
North America	7	(1)	25	(18)
Asia Pacific	35	—	35	—
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	1,296	952	1,389	998
Total	$1,338	$951	$1,449	$979
During the three months ended June 30, 2023, the Company recorded other operating charges of $1,338 million. These charges consisted of $1,262 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific and $24 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $8 million related to the restructuring of our North America operating unit, $6 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the six months ended June 30, 2023, the Company recorded other operating charges of $1,449 million. These charges consisted of $1,324 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $51 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $26 million related to the restructuring of our North America operating unit, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $6 million related to tax litigation expense.
During the three months ended July 1, 2022, the Company recorded other operating charges of $951 million. These charges consisted of $917 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $19 million related to the Company’s productivity and reinvestment program and $13 million related to the BodyArmor acquisition, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. Additionally, the Company recorded charges of $1 million related to its strategic realignment initiatives primarily as a result of a revision to estimated severance costs accrued in 2021 and charges of $1 million related to the restructuring of our manufacturing operations in the United States.
During the six months ended July 1, 2022, the Company recorded other operating charges of $979 million. These charges consisted of $939 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $29 million related to the Company’s productivity and reinvestment program, $8 million related to the BodyArmor acquisition, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021, and $3 million related to the restructuring of our manufacturing operations in the United States.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Europe, Middle East & Africa	47.2%	55.1%	39.3%	40.0%
Latin America	33.2	28.8	28.6	25.0
North America	50.6	35.9	39.0	33.0
Asia Pacific	28.0	32.2	21.4	24.7
Global Ventures	3.3	1.9	2.3	1.6
Bottling Investments	5.1	4.8	4.5	5.3
Corporate	(67.4)	(58.7)	(35.1)	(29.6)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Consolidated	20.1%	20.7%	25.1%	26.3%
Europe, Middle East & Africa	55.4%	64.0%	58.5%	62.5%
Latin America	57.9	59.1	59.7	60.9
North America	27.9	20.8	27.2	24.9
Asia Pacific	49.8	56.1	48.8	55.1
Global Ventures	10.2	6.4	8.8	6.7
Bottling Investments	6.0	5.4	6.6	7.4
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended June 30, 2023 versus Three Months Ended July 1, 2022
During the three months ended June 30, 2023, operating income was $2,401 million, compared to $2,341 million during the three months ended July 1, 2022, an increase of $60 million, or 3 percent. The increase was driven by favorable pricing initiatives, concentrate sales volume growth of 1 percent, and favorable channel and package mix. These items were partially offset by an unfavorable foreign currency exchange rate impact; higher other operating charges; and higher selling, general and administrative expenses.
During the three months ended June 30, 2023, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 10 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, euro, Turkish lira, and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,133 million and $1,291 million for the three months ended June 30, 2023 and July 1, 2022, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 11 percent, a decline in concentrate sales volume of 5 percent, increased marketing spending, higher operating expenses, and higher commodity costs, partially offset by favorable pricing initiatives.
Latin America reported operating income of $797 million and $674 million for the three months ended June 30, 2023 and July 1, 2022, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of

8 percent, favorable pricing initiatives, and favorable channel and package mix, partially offset by increased marketing spending, higher commodity costs, and an unfavorable foreign currency exchange rate impact of 7 percent.
Operating income for North America for the three months ended June 30, 2023 and July 1, 2022 was $1,216 million and $840 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and favorable channel, package and product mix, partially offset by higher other operating charges, increased marketing spending, higher operating expenses, and an unfavorable foreign currency exchange rate impact of 1 percent.
Asia Pacific’s operating income for the three months ended June 30, 2023 and July 1, 2022 was $673 million and $753 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 4 percent, a decline in concentrate sales volume of 1 percent, higher commodity costs, higher other operating charges, and higher operating expenses, partially offset by favorable pricing initiatives, decreased marketing spending, and the impact of acquired brands.
Global Ventures’ operating income for the three months ended June 30, 2023 and July 1, 2022 was $78 million and $44 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 8 percent and favorable pricing initiatives, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 1 percent.
Bottling Investments’ operating income for the three months ended June 30, 2023 and July 1, 2022 was $122 million and $113 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 5 percent and favorable pricing initiatives, partially offset by an unfavorable foreign currency exchange rate impact of 1 percent and the refranchising of our bottling operations in Vietnam and Cambodia.
Corporate’s operating loss for the three months ended June 30, 2023 and July 1, 2022 was $1,618 million and $1,374 million, respectively. Operating loss in 2023 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
Six Months Ended June 30, 2023 versus Six Months Ended July 1, 2022
During the six months ended June 30, 2023, operating income was $5,768 million, compared to $5,746 million during the six months ended July 1, 2022. The increase was driven by favorable pricing initiatives, concentrate sales volume growth of 1 percent, and favorable channel and package mix. These items were partially offset by an unfavorable foreign currency exchange rate impact; higher other operating charges; and higher selling, general and administrative expenses.
During the six months ended June 30, 2023, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 9 percent due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, euro, Turkish lira, and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $2,268 million and $2,298 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 13 percent, a decline in concentrate sales volume of 2 percent, increased marketing spending, higher operating expenses, and higher commodity costs, partially offset by favorable pricing initiatives.
Latin America reported operating income of $1,650 million and $1,434 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 4 percent, favorable pricing initiatives, and favorable channel and package mix, partially offset by increased marketing spending, higher commodity costs, higher operating expenses, and an unfavorable foreign currency exchange rate impact of 6 percent.
Operating income for North America for the six months ended June 30, 2023 and July 1, 2022 was $2,249 million and $1,896 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and favorable channel, package and product mix, partially offset by a decline in concentrate sales volume of 1 percent, higher other operating charges, higher commodity costs, increased marketing spending, and higher operating expenses.
Asia Pacific’s operating income for the six months ended June 30, 2023 and July 1, 2022 was $1,236 million and $1,417 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 6 percent, a decline in concentrate sales volume of 1 percent, higher commodity costs, higher other operating charges, and higher operating expenses, partially offset by favorable pricing initiatives, decreased marketing spending, and the impact of acquired brands and structural changes.

Global Ventures’ operating income for the six months ended June 30, 2023 and July 1, 2022 was $129 million and $95 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 8 percent, favorable pricing initiatives, and lower operating expenses, partially offset by higher commodity costs, the impact of no longer receiving COVID-related incentives in the current year, and an unfavorable foreign currency exchange rate impact of 1 percent.
Bottling Investments’ operating income for the six months ended June 30, 2023 and July 1, 2022 was $261 million and $306 million, respectively. The decrease in operating income was primarily driven by an unfavorable foreign currency exchange rate impact of 5 percent and the refranchising of our bottling operations in Vietnam and Cambodia, partially offset by unit case volume growth of 4 percent and favorable pricing initiatives.
Corporate’s operating loss for the six months ended June 30, 2023 and July 1, 2022 was $2,025 million and $1,700 million, respectively. Operating loss in 2023 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2023 operating income.
Interest Income
During the three months ended June 30, 2023, interest income was $224 million, compared to $100 million during the three months ended July 1, 2022, an increase of $124 million, or 124 percent. During the six months ended June 30, 2023, interest income was $392 million, compared to $178 million during the six months ended July 1, 2022, an increase of $214 million, or 120 percent. The increases were primarily driven by higher average investment balances and higher returns on our Corporate and certain international investments.
Interest Expense
During the three months ended June 30, 2023, interest expense was $374 million, compared to $198 million during the three months ended July 1, 2022, an increase of $176 million, or 88 percent. During the six months ended June 30, 2023, interest expense was $746 million, compared to $380 million during the six months ended July 1, 2022, an increase of $366 million, or 96 percent. The increases were primarily due to higher interest rates on short-term borrowings and derivative instruments compared to the prior year.
Equity Income (Loss) — Net
Three Months Ended June 30, 2023 versus Three Months Ended July 1, 2022
During the three months ended June 30, 2023, equity income was $538 million, compared to equity income of $392 million during the three months ended July 1, 2022, an increase of $146 million, or 37 percent. The increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year as well as a $33 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Six Months Ended June 30, 2023 versus Six Months Ended July 1, 2022
During the six months ended June 30, 2023, equity income was $813 million, compared to equity income of $654 million during the six months ended July 1, 2022, an increase of $159 million, or 24 percent. The increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year, partially offset by a $54 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
Three Months Ended June 30, 2023 versus Three Months Ended July 1, 2022
During the three months ended June 30, 2023, other income (loss) — net was income of $91 million. The Company recognized a net gain of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recognized net foreign currency exchange losses of $96 million. Additionally, other income (loss) — net included dividend income of $62 million and income of $12 million related to the non-service cost components of net periodic benefit cost.
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
Six Months Ended June 30, 2023 versus Six Months Ended July 1, 2022
During the six months ended June 30, 2023, other income (loss) — net was income of $706 million. The Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. The Company recognized a net gain of $240 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and recognized net foreign currency exchange losses of $120 million. Additionally, other income (loss) — net included dividend income of $128 million and income of $25 million related to the non-service cost components of net periodic benefit cost.
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
Income Taxes
The Company recorded income taxes of $359 million (12.5 percent effective tax rate) and $384 million (16.8 percent effective tax rate) during the three months ended June 30, 2023 and July 1, 2022, respectively. The Company recorded income taxes of $1,299 million (18.7 percent effective tax rate) and $1,049 million (18.3 percent effective tax rate) during the six months ended June 30, 2023 and July 1, 2022, respectively.
The Company’s effective tax rates for the three and six months ended June 30, 2023 and July 1, 2022 vary from the statutory U.S. federal tax rate of 21.0 percent primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 30, 2023 included $120 million and $125 million, respectively, of net tax benefits related to various discrete tax items, including a change in tax law in a certain foreign jurisdiction.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2023 is expected to be 19.3 percent before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.

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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $15.7 billion as of June 30, 2023. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.2 billion in unused backup lines of credit for general corporate purposes as of June 30, 2023. These backup lines of credit expire at various times through 2028.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS; however, a decision is still pending and the timing of such decision is not currently known. The Company strongly disagrees with the IRS’ positions and the portions of the Opinion affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2022, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the six months ended June 30, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $800 million. Once the Tax Court renders a decision, the Company will have 90 days to file a notice of appeal and pay the portion of the potential aggregate incremental tax and interest liability related to the 2007 through 2009 tax years, which we currently estimate to be approximately $5.5 billion (including interest accrued through June 30, 2023), plus any additional interest accrued through the time of payment. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $7,197 million and $3,686 million of trade accounts receivables under this program during the six months ended June 30, 2023 and July 1, 2022, respectively. The costs of factoring such receivables were $31 million and $5 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.

Net cash provided by operating activities during the six months ended June 30, 2023 and July 1, 2022 was $4,629 million and $4,546 million, respectively, an increase of $83 million, or 2 percent. This increase was primarily driven by increased operating income, the timing of working capital initiatives and lower marketing payments resulting from year-end accruals. These items were partially offset by an unfavorable impact due to foreign currency exchange rate fluctuations, higher tax payments, payments resulting from the buildup of inventory in the prior year to manage potential supply chain disruptions and $167 million of the $275 million milestone payment for fairlife. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 and July 1, 2022 was $766 million and $1,145 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 30, 2023, purchases of investments were $2,103 million and proceeds from disposals of investments were $1,608 million, resulting in a net cash outflow of $495 million. During the six months ended July 1, 2022, purchases of investments were $2,040 million and proceeds from disposals of investments were $2,272 million, resulting in a net cash inflow of $232 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 30, 2023 and July 1, 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $320 million and $218 million, respectively, which primarily related to sales of our ownership interests in certain equity method investees.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the six months ended June 30, 2023 and July 1, 2022 were $615 million and $487 million, respectively.
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral paid associated with our hedging activities during the six months ended June 30, 2023 and July 1, 2022 was $15 million and $984 million, respectively. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Cash Flows from Financing Activities
Net cash used in financing activities was $998 million and $3,950 million during the six months ended June 30, 2023 and July 1, 2022, respectively.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. During the six months ended June 30, 2023, the Company had issuances of debt of $4,638 million, which included $733 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $3,892 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and long-term debt issuances of $13 million, net of related discounts and issuance costs.
The Company made payments of debt of $2,366 million during the six months ended June 30, 2023, which included payments of $2,188 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $178 million.
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
The Company made payments of debt of $1,816 million during the six months ended July 1, 2022, which included payments of $1,250 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $566 million.

On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities, continued to be published through June 2023. In preparation for the discontinuation of LIBOR, we have amended our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Issuances of Stock
The issuances of stock during the six months ended June 30, 2023 and July 1, 2022 were related to the exercise of stock options by employees.
Share Repurchases
During the six months ended June 30, 2023, the total cash outflow for treasury stock purchases was $1,084 million. The Company repurchased 16.1 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $60.94 per share, for a total cost of $980 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the six months ended June 30, 2023 resulted in a net cash outflow of $725 million.
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
Dividends
During the six months ended June 30, 2023 and July 1, 2022, the Company paid dividends of $2,089 million and $3,810 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2023 second quarterly dividend in the third quarter and paid all of the 2022 second quarterly dividend in the second quarter.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.46 per share at its July 2023 meeting. This dividend is payable on October 2, 2023 to shareowners of record as of the close of business on September 15, 2023.
Other Financing Activities
During the six months ended June 30, 2023 and July 1, 2022, the total cash outflow for other financing activities was $456 million and $1,022 million, respectively. The cash outflow during the six months ended June 30, 2023 included $108 million of the $275 million milestone payment for fairlife. The cash outflow during the six months ended June 30, 2023 and July 1, 2022 included payments totaling $311 million and $568 million, respectively, of the purchase price of BodyArmor, which included amounts originally held back for indemnification obligations. Additionally, the cash outflow during the six months ended July 1, 2022 included repayments of collateral related to our hedging programs. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and six months ended June 30, 2023 by 10 percent and 9 percent, respectively.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 30, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of June 30, 2023 to $439 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinion, assuming such methodology were to be ultimately upheld by the courts and the IRS were to decide to apply that methodology to subsequent years with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2022 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2022. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $14 billion as of December 31, 2022. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 30, 2023 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $800 million, respectively. Additionally, we currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2022, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5 percent.
The Company does not know when the Tax Court will issue its opinion regarding the effect of Brazilian legal restrictions on the payment of royalties by the Company’s licensee in Brazil for the 2007 through 2009 tax years. After the Tax Court issues its opinion on the Company’s Brazilian licensee, the Company and the IRS will be provided time to agree on the tax impact of both opinions, after which the Tax Court would render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit and pay the tax liability and interest related to the 2007 through 2009 tax years. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.5 billion (including interest accrued through June 30, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount would be refunded if the Company were to prevail on appeal.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2023 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 1, 2023 through April 28, 2023	1,516,100	$63.20	1,515,193	125,814,030
April 29, 2023 through May 26, 2023	1,055,625	62.93	1,055,625	124,758,405
May 27, 2023 through June 30, 2023	1,132,039	60.71	1,130,180	123,628,225
Total	3,703,764	$62.36	3,700,998
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

Item 5. Other Information
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.
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
4.42
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2017.

4.43
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	Letter, dated April 1, 2023, from the Company to Erin "Ellie" May.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 30, 2023 and July 1, 2022; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and July 1, 2022; (iii) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and July 1, 2022; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN MAY
Date:	July 27, 2023	Erin May Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	July 27, 2023	Mark Randazza Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)