Form 10-K
period 2023-12-31
COCA COLA CO
filed 2024-02-20
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its         audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $258,329,040,018 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant’s Common Stock as of February 16, 2024 was 4,312,456,168.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2024 Annual Meeting of Shareowners are incorporated by reference in Part III.

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
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light.
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
•For a Better Shared Future. We invest to improve people’s lives, from our employees to all those who touch our business system, to our investors, to the communities we call home.
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
For additional information about our operating segments and Corporate, refer to Note 20 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.
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
•“Company Trademark Beverages” means beverages bearing our trademarks and certain other beverages bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive an economic benefit; and
•“Trademark Coca-Cola Beverages” or “Trademark Coca-Cola” means nonalcoholic beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke/Coca-Cola Light and Coca-Cola Zero Sugar and all their variations and any line extensions, including caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word “Trademark” together with the name of one of our other beverage products (such as “Trademark Fanta,” “Trademark Sprite” or “Trademark Simply”), we mean nonalcoholic beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that “Trademark Fanta” includes Fanta Orange, Fanta Zero Orange, Fanta Zero Sugar, Fanta Apple, etc.; “Trademark Sprite” includes Sprite, Sprite Zero Sugar, etc.; and “Trademark Simply” includes Simply Orange, Simply Apple, Simply Grapefruit, etc.).
Our Company operates in two lines of business: concentrate operations and finished product operations.
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa Limited (“Costa”). These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
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
The Company has also directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The Company’s approach in alcohol focuses on three segments of alcohol ready-to-drink beverages: hard seltzers (e.g., Topo Chico Hard Seltzer), hard alternatives (e.g., Lemon-Dou) and pre-mixed cocktails (e.g., Jack Daniel’s & Coca-Cola).
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
The Coca-Cola system sold 33.3 billion and 32.7 billion unit cases of our products in 2023 and 2022, respectively. Sparkling soft drinks represented 69% of our worldwide unit case volume in both 2023 and 2022. Trademark Coca-Cola accounted for 47% and 46% of our worldwide unit case volume in 2023 and 2022, respectively. In 2023, unit case volume in the United States represented 16% of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42% of U.S. unit case volume. Unit case volume outside the United States represented 84% of the Company’s worldwide unit case volume in 2023. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 33% of our worldwide unit case volume. Of the non-U.S. unit case volume, 70% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48% of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2023 were as follows:
•Coca-Cola FEMSA, S.A.B. de C.V. (“Coca-Cola FEMSA”), which has bottling and distribution operations in Mexico (a substantial part of central Mexico, as well as southeast and northeast Mexico), Guatemala, Colombia (most of the country), Nicaragua, Costa Rica, Panama, Venezuela, Uruguay, Brazil (a major part of the states of São Paulo and Minas Gerais; the states of Mato Grosso do Sul, Paraná, Rio Grande do Sul, and Santa Catarina; and part of the states of Goiás and Rio de Janeiro), and Argentina (federal capital of Buenos Aires and surrounding areas);
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
•Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and part of the states of New Mexico, Oklahoma and Arkansas in the United States; and
•Swire Coca-Cola Limited, which has bottling and distribution operations in 11 provinces and the Shanghai municipality in mainland China, Hong Kong, Taiwan, Cambodia, Vietnam and territories in 13 states in the western United States.
In 2023, these five bottling partners combined represented 42% of our total worldwide unit case volume.
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
Competition
The commercial beverage industry is highly competitive and consists of numerous companies, ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutables (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. Competitive products include all alcohol ready-to-drink beverages containing various alcohol bases. In many of the countries in which we do business, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, AB InBev, Kirin Holdings, Heineken N.V., Diageo and Red Bull GmbH. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.
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
Raw Materials
We and our bottling partners use various ingredients in our business, including high fructose corn syrup (“HFCS”), sucrose, aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine and caramel color; other raw materials such as orange and other fruit juice and juice concentrates, milk, and coffee; packaging materials such as polyethylene terephthalate (“PET”), bio-based PET and recycled PET for bottles; and aluminum cans, glass bottles and other containers.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is HFCS, which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. For example, drought conditions in certain parts of the United States or in other major corn-producing areas of the world may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS. The principal nutritive sweetener used by our business outside the United States is sucrose (i.e., table sugar), which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers’ requirements with the assistance of Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States and Canada. Among other things, CCBSS provides procurement services to our North American operations and to our U.S. and Canadian bottling partners for the purchase of various goods and services, including HFCS.
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
Milk is the principal raw material for our dairy products. We derive the majority of our dairy revenues through fairlife, LLC (“fairlife”), which purchases milk from dairy cooperatives that in turn source milk from farms within the cooperatives. While our sourcing for milk is currently concentrated among a few dairy cooperatives, we believe we have access to alternate suppliers, if necessary, to help ensure an adequate supply of milk.
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
Patents, Copyrights, Trade Secrets and Trademarks
Our Company owns numerous patents, copyrights, trade secrets and other know-how and technology, which we collectively refer to as “technology.” This technology generally relates to beverage products and the processes for their production; packages and packaging materials; design and operation of processes and equipment useful for our business; and certain software. Some of the technology is licensed to suppliers and other parties. Trade secrets are an important aspect of our technology, and our sparkling beverage and other beverage formulas are among the important trade secrets of our Company.
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
In the United States, the safety, production, storage, transportation, distribution, advertising, marketing, labeling and sale of our Company’s products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; various federal and state laws and regulations governing competition and trade practices, including the Robinson-Patman Act of 1936, as amended, and the Clayton Antitrust Act of 1914, as amended; federal, state and local workplace health and safety laws; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity and compensation; various federal, state and local environmental protection laws; privacy and personal data protection laws; and various other federal, state and local statutes and regulations. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements and regulatory reviews.
Various jurisdictions have adopted, and may seek to adopt, significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products. Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 exempts a product from a warning if the manufacturer can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
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
All of our Company’s facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use and treatment of water resources, discharge of wastewater and air emissions. In addition, increasing concern over climate change is expected to continue to result in additional legal or regulatory requirements (both inside and outside the United States) designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics. Our policy is to comply with all such legal requirements. We have made, and plan on continuing to make, expenditures necessary to comply with applicable environmental laws and regulations and to make progress toward achieving our sustainability goals. While compliance has not had a material adverse effect on our Company’s capital expenditures, net income or competitive position, changes in environmental compliance requirements along with expenditures necessary to comply with such requirements and to make progress toward achieving our sustainability goals could adversely affect our financial performance.
We are also subject to various federal, state and international laws and regulations related to cybersecurity, privacy and data protection, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection Law and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, as amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. In addition to California, at least 12 other states in the United States have passed comprehensive privacy laws similar to the CCPA and the CPRA. These laws are either in effect or will go into effect sometime before the end of 2026, and we expect other states to consider adopting similar laws in the future. Like the CCPA and the CPRA, these laws create, or are expected to create, obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. The U.S. Congress has also considered legislation relating to data privacy and data protection, and the U.S. federal government may in the future pass such legislation. The interpretation and application of privacy, data protection and data residency laws are often uncertain and are expanding in the United States and internationally, including in the European Union, Brazil, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business, and we develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately. As a result, our ability to maximize the utility of our data could be impacted and we may need to modify our practices to accommodate legal and regulatory constraints and obligations or meet consumer expectations.
For additional information, refer to Part I, “Item IA. Risk Factors” of this report.
Human Capital Management
Our people and culture agendas are critical business priorities. Our Board of Directors, through the Talent and Compensation Committee, provides oversight of the Company’s policies and strategies relating to talent; leadership and culture, including diversity, equity and inclusion; and the Company’s compensation philosophy and programs. The Talent and Compensation Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives. In addition, the Corporate Governance and Sustainability Committee of our Board of Directors oversees succession planning and talent development for our senior executives.
Employees
We believe people are our most important asset, and we strive to attract and retain high-performing talent. As of December 31, 2023 and 2022, our Company had approximately 79,100 and 82,500 employees, respectively, of which approximately 9,000 were located in the United States. The decrease in the total number of employees was primarily due to 2023 refranchising activity. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2023, approximately 400 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will be able to successfully renegotiate such agreements when they expire.
Diversity, Equity and Inclusion
We believe that a diverse, equitable and inclusive workplace that reflects the markets we serve is a strategic business imperative that is critical to the Company’s continued growth and success. We take a comprehensive view of diversity, equity and inclusion across different races, ethnicities, tribes, religions, socioeconomic backgrounds, generations, abilities, and expressions of gender and sexual identity.
As of December 31, 2023, we had approximately 7,600 employees located in the United States, excluding the employees of the Global Ventures operating segment; fairlife; and BA Sports Nutrition, LLC (“BodyArmor”). Of these 7,600 employees, 42% and 49% were female and people of color, respectively.
We seek to create a better shared future for everyone our brands and business touch. We are focused on providing access to equal opportunity and fostering belonging both in our workplaces and the local communities we proudly serve. We have publicly announced our 2030 aspirations to reflect the markets we serve, including, for example, to be 50% led by women globally. Each of our operating units outside the United States has developed locally relevant diversity, equity and inclusion aspirations. Diversity and inclusion metrics, which highlight progress and help drive accountability, are shared with our senior leaders on a quarterly basis.
We believe our sustainability goals, including our diversity, equity and inclusion aspirations, are key drivers for growth. Accordingly, our compensation programs for our executives include qualitative and quantitative components to foster the design and implementation of sustainable diversity, equity and inclusion strategies and programs that contribute to the recruitment, development and retention of diverse talent, as well as to encourage progress toward our diversity, equity and inclusion aspirations.
We conduct annual pay equity analyses, with regard to gender globally and race/ethnicity in the United States, to help ensure our base pay structures are fair and to identify and address potential issues or disparities. Also, as permitted by U.S. law, during the annual rewards cycle, we perform an adverse impact analysis on base pay, annual incentives and long-term incentives to help ensure fairness. When appropriate, we make adjustments.
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
Our global career strategy program, called “Thrive,” is designed to provide clarity to employees on what it means to have a career at the Company. Through our people-centered approach, we strive to create an integrated, streamlined and inspiring career experience. We believe that development is anchored in acquiring skills and work experiences. We focus on investing in inspirational leadership, capability development, and providing learning opportunities to equip our global workforce with the skills they need for the future and to improve employee engagement and retention. We provide a range of formal and informal learning programs, which are designed to help our employees continuously grow and strengthen their skills throughout their careers. We provide online learning through a robust catalog of digital content as well as experiential learning opportunities, and we are continually identifying opportunities to provide democratized access to content for all of our employees. We also have Thrive Opportunity Marketplace, a people-centered technology solution that helps connect project opportunities to interested employees who have the capacity, skills and interest in short-term experiences and assignments. Additionally, we offer comprehensive Company-wide coaching and mentoring programs that support leadership and employee development at all levels in our organization.
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
We believe our compensation packages provide the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job levels.
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
Culture and Engagement
As our employees work together to achieve our purpose to refresh the world and make a difference, they collectively build and reinforce our culture. Our culture is rooted in our growth mindset, which expects each employee, leader and function to be curious, empowered, inclusive and agile. We use a variety of practices to measure and support progress against these growth behaviors and to ensure that our employees are engaged and fulfilled at work. For example, our Performance Enablement and

Culture & Engagement Survey platforms provide regular opportunities for employees across the organization to provide feedback on how their leaders, teammates and work experiences support the growth behaviors. Data from questionnaires are anonymized and plotted against historical results to inform teams and functions on areas of strength and opportunities for improvement. We also encourage regular, live communication across the organization and host quarterly global town halls with our senior leadership that include employee question-and-answer sessions. In addition, function-level town halls are held on a regular basis.
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
Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including global inflationary pressures, prevailing interest rates, credit market conditions, increased unemployment, levels of consumer and business confidence, bank failures, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, governmental rules and approaches to taxation, levels of government spending and deficits, and actual or anticipated default on sovereign debt. Many of the jurisdictions in which our products are sold have experienced, and could continue to experience, unfavorable changes in economic conditions, which could negatively affect the affordability of, and consumer demand for, our beverages, and certain markets in which our products are sold experienced intensified inflation throughout 2023, which may continue to accelerate in 2024. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and negatively affect our overall financial performance. In addition, the occurrence or resurgence of global or regional health events, such as the COVID-19 pandemic, and the related governmental, private sector and individual consumer responses, could contribute to a recession, depression or global economic downturn.
Other financial uncertainties in our major markets and unstable geopolitical conditions or events in certain markets, including international conflicts, civil unrest, acts of war, terrorism, governmental changes, or changes in international relations, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Geopolitical instability may also lead to heightened security risk, impacting employee safety and/or damage to infrastructure or our assets. At times, we have faced product boycotts resulting from activism, which have reduced demand for our products. Restrictions on our ability to transfer earnings or capital across borders, price controls, limitations on profits, retaliatory tariffs, import authorization requirements and other restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it difficult, or even impossible, for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental actions or policies, could also negatively affect our business.

Throughout 2023, the Company faced disruptions to our operations due to international conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East. These conflicts have resulted, and could continue to result, in volatile commodity markets; logistical, transportation and supply chain disruptions; increased risk of cyber incidents or other disruptions to our information systems; reputational risk; heightened risks to employee safety; business disruptions (including labor shortages); reduced availability and increased costs of transportation, energy, packaging, raw materials and other input costs; sanctions, export controls and other legislation or regulation; or difficulty protecting and enforcing our intellectual property rights. While we currently do not anticipate that the effects of these conflicts will have a material impact on our results of operations, we cannot predict how and the extent to which these conflicts will continue to affect our employees, operations, customers or business partners.
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
The success of our business depends on our Company’s and the Coca-Cola system’s ability to attract, hire, develop, motivate and retain a highly skilled and diverse workforce as well as on our success in nurturing a culture that supports our growth and aligns employees around the Company’s purpose and work that matters most. Competition for, along with compensation and benefits expectations of, existing and prospective employees has increased, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models. In addition, the broader labor market is experiencing a shortage of qualified workers, which has further increased the competition we face for qualified employees. We may not be able to successfully compete for, attract or retain the highly skilled and diverse workforce that we want and may require for our future business needs, such as employees with advanced technology, artificial intelligence and machine learning, social media and digital marketing skills, and/or digital and analytics capabilities. Changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and highly skilled employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, hire, develop, motivate and retain highly skilled and diverse talent; to meet our goals related to fostering an inclusive and diverse culture; to develop and implement an adequate succession plan for our management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement flexible work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success.
Disruption of our supply chain, including increased commodity, raw material, packaging, energy, transportation and other input costs, may adversely affect our financial condition or results of operations.
At times, we have experienced, and could continue to experience, disruptions in our manufacturing operations and supply chain. In connection with our manufacturing and bottling operations, we and our bottling partners are dependent upon, among other things, various ingredients and other raw materials and packaging materials. For additional information on the raw materials and supplies we use in our business, refer to the heading “Raw Materials” set forth in Part I, “Item 1. Business” of this report. Some of the raw materials and supplies used in the production of our products are available from a limited number of suppliers or from a sole supplier or are in short supply when seasonal demand is at its peak. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients or other raw materials. Furthermore, some of our suppliers are located in countries experiencing political instability or other risks and/or unfavorable economic conditions. In addition, adverse and extreme weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived. Any sustained or significant disruption to the manufacturing or sourcing of products or materials could increase our costs and interrupt product supply, which could adversely impact our business.
We and our independent bottlers operate a large fleet of trucks and other motor vehicles to distribute beverage products to customers. In addition, we and our independent bottlers use a significant amount of electricity, natural gas and other energy sources to operate production plants, bottling plants and distribution facilities. Increases in energy demand have in the past resulted, and could in the future result, in higher energy prices, impacting us and our independent bottlers.
The raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs that we use for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. These factors include changes in supply and demand; supplier capacity constraints; a deterioration of our or our bottling partners’ relationships with suppliers; international conflicts; political uncertainties; acts of terrorism; governmental instability; inflation; weather conditions (including the effects of climate change); wildfires, floods and other natural disasters; disease or pests (including the impact of citrus greening disease on the citrus industry); agricultural uncertainty; health epidemics, pandemics or other contagious outbreaks (including COVID-19); labor shortages, strikes or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls (including import/export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; or fluctuations in foreign currency exchange rates. Many of our raw materials and supplies are purchased in the open market and the prices we pay for such items are subject to fluctuation. We expect the inflationary pressures on certain input and other costs to continue to impact our business in 2024.
Our attempts to offset cost pressures, such as through price increases of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our financial condition or results of operations may be adversely affected. Furthermore, we may not be able to offset cost increases through productivity initiatives or through our commodity hedging activity.
If we do not successfully integrate and manage our acquired businesses, brands or bottling operations, or if we are unable to realize a significant portion of the anticipated benefits of our joint ventures or strategic relationships, our financial results could suffer.
We routinely evaluate opportunities to acquire businesses or brands to expand our beverage portfolio and capabilities. Additionally, from time to time, we have acquired or taken control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Acquisitions of businesses, brands or bottling operations may involve significant challenges and risks, and the expected benefits, including cost and growth synergies associated with such acquisitions, may take longer to realize than expected or may not be realized at all.
We have encountered, and may in the future encounter, challenges in successfully integrating the operations, technologies, services, products and systems of any acquired businesses, brands or bottling partners in an effective, timely and cost-efficient manner. We have faced, and may in the future face, difficulties in operating through new business models and/or supply chain models, or in new categories or territories, and challenges in extending Company controls (including internal controls over financial reporting, disclosure controls and procedures, data protection and cybersecurity), policies and governance structures (including with respect to food safety and quality, occupational safety, and sustainability) to newly acquired businesses, brands or bottling operations, which, at times, has resulted in increased costs and negative publicity. Our financial performance is impacted by how well we can integrate and manage our acquisitions, and we may not be able to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations. If we incur unforeseen liabilities or costs in connection with acquiring or integrating businesses, brands or bottling operations, experience internal control or product quality failures, or are unable to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations, our consolidated results could be negatively affected.
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
If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, or experience adverse events, our financial results could suffer.
In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain services in support of key portions of our operations. These third parties are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms or applicable laws. In addition, while we have procedures in place for assessing risk along with selecting, managing and monitoring our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, cybersecurity, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities or experience events that could directly or indirectly impact us, our financial results could suffer.
If we are unable to renew collective bargaining agreements on satisfactory terms, or if we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our employees at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with employees and their representatives as generally satisfactory, negotiations may nevertheless be challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our employees. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which could affect our profit margins. In addition, many of our bottling partners’ employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our bottling operations or our major bottlers’ plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers’ ability to supply finished beverages to customers, which could reduce our net operating revenues and could expose us to customer claims. Furthermore, from time to time, we and our bottling partners restructure manufacturing and other operations to improve productivity, which may have negative impacts on employee morale and work performance, result in escalation of grievances and adversely affect the negotiation of collective bargaining agreements. If these labor relations are not effectively managed at the local level, they could escalate in the form of corporate campaigns supported by the labor organizations and could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers.
RISKS RELATED TO CONSUMER DEMAND FOR OUR PRODUCTS
Obesity and other health-related concerns may reduce demand for some of our products.
There is concern among consumers, public health professionals and government agencies about the health problems associated with obesity. Ongoing public concern about obesity; other health-related public concerns surrounding consumption of sweetened beverages; the effects or perceived effects of the usage of weight-loss drugs on consumption patterns; potential new or increased taxes on sweetened beverages by government entities to reduce consumption or to raise revenue; additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sweetened beverages may reduce demand for, or increase the cost of, our sweetened beverages, which could adversely affect our profitability.
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
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards, which we expect our operations as well as our bottling partners to meet. However, despite our strong commitment to product safety and quality, we or our bottling partners at times have not met, and may not always meet, these standards, particularly as we expand our product offerings through innovation or acquisitions into beverage categories, such as value-added dairy and plant-based beverages, that are beyond our traditional range of beverage products. We and our bottling partners have had, and may in the future need, to recall products if they become contaminated or adulterated by any means or if they are mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time, and could also subject us to product liability claims and negative publicity, all of which could cause our business to suffer.
Public debate and concern about perceived negative health consequences of certain ingredients, such as non-nutritive sweeteners and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products or result in additional governmental regulation.
Public debate and concern about perceived negative health consequences of certain ingredients in our beverage products, such as synthetic colors, non-nutritive sweeteners and biotechnology-derived substances; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole (“4-MEI”), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-flavored beverages; or substances used in packaging materials, such as bisphenol A (“BPA”), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers’ preferences and cause them to shift away from some of our beverage products. In addition, increasing public concern about perceived or potential health consequences of the presence of ingredients or substances in our beverage products or in packaging materials (or alleged presence of substances such as PFAS) and/or the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain ingredients or substances present in certain of our products or packaging materials have resulted, and could result, in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; limitations on the use of certain ingredients or packaging; potential new or increased taxes on our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our efforts to digitalize the Coca-Cola system, our financial results could be negatively affected.
The digital evolution is affecting how we interact with consumers, customers, suppliers, bottlers and other business partners and stakeholders. We believe our future success will depend in part on our ability to adapt to and thrive in the digital environment. Therefore, one of our top priorities is to digitalize the Coca-Cola system by, among other things, creating more relevant and more personalized experiences wherever our system interacts with consumers, whether in a digital environment or through digital devices in an otherwise physical environment; finding ways to create more powerful digital tools and capabilities for the Coca-Cola system’s retail customers to enable them to grow their businesses; and digitalizing operations through the use of data, artificial intelligence, automation, robotics and digital devices to increase efficiency and productivity. If we are not successful in our efforts to digitalize the Coca-Cola system, our ability to increase sales and improve margins may be negatively affected, and the cost and expenses we have incurred or may incur in connection with our digitalization initiatives may adversely impact our financial performance.
If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build the brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights have not always had, and may not in the future always have, the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, from time to time, we and our executives have engaged, and may in the future engage, in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates have been, and could in the future be, the subject of criticism from advocacy groups or others that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships and associations with influencers have subjected us in the past, and could subject us in the future, to negative publicity as a result of actual or alleged misconduct by individuals, hosts or entities associated with organizations we sponsor or support financially or through in-kind contributions, as well as by the influencers we collaborate with who may engage in actions or express opinions that may negatively reflect on our brand. Likewise, campaigns by activists connecting us, or our bottling system or supply chain, with workplace, human rights or animal welfare issues, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, allegations, even if untrue, that we are not respecting internationally recognized human rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; actual or perceived failure by our suppliers, joint venture partners or other business partners to engage in proper animal welfare practices; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers. In addition, if we fail to respect our employees’ and our supply chain workers’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.

If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the commercial beverage industry, the Company continually introduces new products and evolves existing products to stimulate consumer demand. For instance, the Company has directly entered the alcohol beverage category in numerous markets outside the United States, and in the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The success of new and evolved products depends on several factors, including timely and successful product development, adherence to new global and/or local standards of practice, consumer acceptance and stakeholder perception. Such endeavors may also involve significant risks and uncertainties, including greater execution risks; higher costs; lower rates of sales; distraction of management from existing operations; lower product, category or industry knowledge and expertise; slower than expected or inadequate return on investments; increased competitive pressures; stakeholder scrutiny; and reliance on the performance of third parties. As we become subject to additional governmental regulations, including alcohol regulations related to licensing, trade and pricing practices, labeling, advertising, promotion and marketing practices, and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruptions to our existing business.
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
In the vast majority of our markets, our products are sold and distributed by independent bottling partners, and we therefore derive a significant portion of our net operating revenues from sales of concentrates and syrups to independent bottling partners. Accordingly, the success of our business depends in part on our bottling partners’ financial strength and profitability. While under our agreements with our bottling partners we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners’ financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners’ income or loss. Our bottling partners’ financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions; the availability of capital and other financing resources on reasonable terms; loss of major customers; changes in or additional regulations; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest, natural disasters, international conflicts, acts of war, health epidemics, pandemics or other catastrophic events. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; and, if such deterioration involves one or more of our equity method investee bottling partners, it could also result in a decrease in our equity income and/or impairments of our equity method investments.
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
Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a two pillared project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Pillar One would allow countries to reallocate a portion of profits earned by multinational businesses with an annual global revenue exceeding €20 billion and a profit margin of over 10% to applicable market jurisdictions. While the OECD issued draft language for the international implementation of Pillar One in October 2023, both the substantive rules and implementation process remain under discussion at the OECD so the timetable for any implementation remains uncertain.
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of Pillar Two effective January 1, 2024, with general implementation of the remaining global minimum tax rules by January 1, 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance.
The Company will continue to monitor developments to determine any potential impact in the countries in which we operate. To the extent additional legislative changes take place in the countries in which we operate, it is possible that these changes may increase uncertainty and have a material impact on our net income and cash flow. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions, estimates and accruals. The results of audits or related disputes could have a material adverse effect on our financial statements for the period or periods for which the applicable final determinations are made and for periods for which the statute of limitations is open.
For instance, the United States Internal Revenue Service (“IRS”) is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. The Company firmly believes that the IRS’ claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its position. On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) predominantly siding with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”) also siding with the IRS as to the validity of the blocked-income regulations and its application to the Brazilian legal restrictions. Although the Company disagrees with the unfavorable portions of the Opinions and intends to vigorously defend its position, considering all avenues of appeal, there is no assurance that the courts will ultimately rule in the Company’s favor. It is therefore possible that all or some of the unfavorable portions of the Opinions could ultimately be upheld. In that event, the Company would be subject to significant additional liabilities for the years at issue and potentially also for the subsequent years if the unfavorable portions of the Opinions were to be applied to the foreign licensees covered within the scope of the Opinions. Moreover, the IRS could successfully appeal the portions of the Opinions that are favorable to the Company and/or assert new claims for additional tax relating to the subsequent years by broadening the scope to cover additional foreign licensees. These adjustments could have a material adverse impact on the Company’s financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or thereafter, may also have an impact on the transition tax payable as part of the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). For additional information regarding the tax litigation, refer to Part I, “Item 3. Legal Proceedings” of this report.
Increased or new indirect taxes could negatively affect our business.
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as “indirect taxes,” including import duties, tariffs, excise taxes, sales or value-added taxes, taxes on sweetened or aerated beverages, packaging taxes, carbon taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate. In addition, in the past, the U.S. Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments in the United States and throughout the world experience significant budget deficits, some lawmakers have singled out beverages among a plethora of revenue-raising items and have imposed or increased, or proposed to impose or increase, sales or similar taxes on beverages, particularly sweetened beverages and alcohol beverages, as well as packaging and/or packaging materials. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues and profitability.
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
Various jurisdictions have adopted, and may seek to adopt, significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business.
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
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, those arising out of our advertising and marketing practices, product claims and labels, competition, distribution and pricing, personal data protection and privacy, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
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
Our Company is subject to various laws and regulations in the countries and territories throughout the world in which we do business, including laws and regulations relating to competition, distribution and pricing, product safety, product design, advertising and labeling, container deposits, recycling, recycled content, product stewardship, the protection of the environment, occupational health and safety, employment and labor practices, machine learning and artificial intelligence, personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. Changes in applicable laws or regulations or evolving interpretations thereof, changes in enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past resulted in, and could continue to result in, higher compliance costs, higher capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. In addition, increased or additional regulations to limit and/or report carbon dioxide and other greenhouse gas emissions as a result of concern over climate change; to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns; to limit or impose additional costs on commercial water use due to local water scarcity concerns; or to address wastewater discharge to protect local bodies of water, have in the past and could continue to result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. Failure to comply with various laws and regulations (or allegations thereof), such as U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations; antitrust and competition laws; anti-modern slavery laws; anti-bribery and anti-corruption laws; data privacy laws, including the European Union’s General Data Protection Regulation and China’s Personal Information Protection Law; tax laws and regulations; and a variety of other applicable local, national and multinational regulations and laws, could result in litigation or criminal or civil enforcement actions, including voluntary and involuntary document requests, the assessment of damages, the imposition of penalties, the suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or the cessation or interruption of operations at our or our bottling partners’ facilities, as well as damage to our or our bottling partners’ image and reputation, all of which could harm our or our bottling partners’ profitability.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using many currencies other than the U.S. dollar. In 2023, we derived $29.2 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Global events, including political instability, international conflicts, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainties, may cause currencies to fluctuate in relation to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. When and to the extent appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. However, our financial risk management program may not be successful in reducing the risks inherent in exposures to interest rate fluctuations. On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating the London Interbank Offered Rate (“LIBOR”), ceased to publish certain LIBOR reference rates. Other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities, ceased to be published in July 2023. As a result of the discontinuation of LIBOR, we have amended our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate, but it is possible that these changes may have an adverse impact on our financing costs as compared to LIBOR in the long term. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, some credit rating agencies also consider financial information of certain of our major bottling partners. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottling partners’ financial performance; changes in the credit rating agencies’ methodology in assessing our credit strength; the credit agencies’ perception of the impact of credit market conditions on our or our major bottling partners’ current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottling partners in which we have equity method investments were to be downgraded, such bottling partners’ interest expense could increase, which would reduce our equity income.
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
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
If we are unable to protect our information systems against service interruption, misappropriation of data or cybersecurity incidents, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.
We rely on networks and information systems and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company employees and our bottlers, customers, suppliers, consumers and other third parties. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or cybersecurity incidents. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups or nation-state organizations (which may include deepfake or social engineering schemes, ransomware and other forms of malware, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities or gain unauthorized access), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. In addition, cybersecurity incidents could result in unauthorized or accidental access to or disclosure of material confidential information or regulated personal data. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrates or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information, or unauthorized access to machines and equipment could result in violations of data protection laws and regulations, misuse or malfunction of machines and equipment, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and may become exposed to legal action and increased regulatory oversight, including governmental investigations, enforcement actions and regulatory fines. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or to repair or replace networks and information systems. These risks are also present with respect to our bottling partners, distributors, joint venture partners and suppliers that generally use separate information systems, not integrated with the information systems of the Company, and that have cybersecurity programs and processes that differ in scope and complexity from our overall cybersecurity programs and processes. While we have established a third-party risk management program to address security risks, including relating to our bottling partners, our ability to monitor their security measures is limited, and we may experience secondary contractual, regulatory financial and reputational harm as a result of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches experienced by our bottling partners. These risks may also be present to the extent a business or bottler we have acquired, but which does not use our information systems, experiences severe damage, a system shutdown, service disruption or a cybersecurity incident.
Like most major corporations, the Company’s information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners, suppliers or acquired businesses that use separate information systems, may experience cybersecurity incidents that may involve data we share with them. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed adequate, appropriate, reasonable or in accordance with applicable legal requirements may not protect the information we maintain against increasingly sophisticated attacks. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in types and amounts we view as appropriate for our operations.
If we fail to comply with privacy and data protection laws, we could be subject to adverse publicity, business disruption, data loss, government enforcement actions and/or private litigation, any of which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), including employees, former employees, vendors, third-party personnel, customers and consumers with whom we interact. As a result, we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy and data protection. These privacy and data protection laws may include different standards and obligations or may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time or may revise the law in jurisdictions that already have privacy regulations. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information technology and security systems, policies, procedures and practices. In addition, some countries are considering or have enacted data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could increase our operating costs significantly. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we have implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Our bottling partners, distributors, joint venture partners and suppliers have privacy and security controls and policies over personal data that differ in scope and complexity from our policies, procedures and practices, and we may also experience secondary contractual, regulatory, financial and reputational harm as a result of improper disclosure of personal data by our bottling partners. Unauthorized access to or improper disclosure of personal data in violation of privacy and data protection laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, disclosure and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS
Our business is subject to evolving sustainability regulatory requirements and expectations, which exposes us to increased costs and legal and reputational risks.
We have established and publicly announced sustainability goals and aspirations. We also report progress related to the circular economy of packaging; water stewardship; climate; portfolio; sustainable agriculture; human and workplace rights and diversity, equity and inclusion. These goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve our sustainability goals and targets and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks and is dependent on the actions of our bottling partners, suppliers and other third parties, some of which are outside of our control. If we are unable to meet our sustainability goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for sustainability issues, our reputation, and therefore our ability to sell products, could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. At the same time, there also exists “anti-ESG” sentiment among certain stakeholders and government institutions, and we may face scrutiny, reputational risk, product boycotts, lawsuits or market access restrictions from these parties regarding our sustainability initiatives.
Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure and reporting requirements, as well as a variety of voluntary disclosure frameworks and standards. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the lack of convergence among standards. In addition, our processes and controls may not always comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics; our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions.
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
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus, coffee and tea. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; loss of biodiversity; increased agricultural regulations, including regulation of ingredient sourcing due diligence; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes and the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus, coffee and tea, which are important ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate extreme weather, resulting in water scarcity or flooding, and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, and/or may result in increased disclosure obligations. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The physical effects and transition costs of climate change and legal, regulatory or market initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, from time to time we establish and publicly announce goals and targets to reduce the Coca-Cola system’s carbon footprint by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our carbon footprint reduction goals and targets, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.  CYBERSECURITY
Cybersecurity Risk Management and Strategy
We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management program. Our cybersecurity risk management program is integrated into our broader Enterprise Risk Management (“ERM”) program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps ensure that cyber risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.
We devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. Our newly acquired businesses and consolidated bottling operations maintain separate cybersecurity programs and processes that may differ in scope and complexity from the Company’s overall cybersecurity programs and processes. However, for all consolidated entities, our cybersecurity risk management program is designed to help coordinate the Company’s identification of, response to and recovery from, cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as to comply with applicable legal obligations.
Our internal audit team assesses the effectiveness of our internal controls relating to cybersecurity. Our management team also engages certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks on a regular basis, as well as to advise on specific topics. For example, we conduct tests that help discover potential vulnerabilities, including external penetration testing and tabletop and other exercises, to evaluate our core information systems and cybersecurity practices that enable improved decision-making and prioritization, as well as to promote monitoring and reporting across compliance functions. As part of our overall risk mitigation strategy, the Company also maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
In order to oversee and identify risks from cybersecurity threats associated with the Company’s independent bottling partners, distributors, wholesalers, retailers and other business partners, as well as our use of third-party service providers, we maintain a third-party risk management program designed to help protect against the misuse of information technology. We have various processes and procedures to evaluate cybersecurity threats associated with third parties, including requiring key third-party service providers to complete initial and periodic security assessments. In addition, our Global Chief Information Security Officer (“CISO”) and other senior leaders regularly meet with key bottling partners to discuss cybersecurity risks and mitigation programs in order to advance risk management capabilities and proactively share cybersecurity guidelines and best practices.
We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition. However, we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to Part I, “Item 1A. Risk Factors.”
Cybersecurity Governance and Oversight
The Company’s cybersecurity risk management program is supervised by our CISO, who reports directly to the Company’s Chief Information Officer (“CIO”). The CISO and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current CISO received his Master of Business Administration degree from Columbia University and has over 20 years of cybersecurity experience, including relevant prior senior leadership positions held with three other large companies.
The CISO chairs the Company’s Cybersecurity Oversight Council, a cross-functional management committee that drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management. The Cybersecurity Oversight Council is sponsored by the Company’s Global General Counsel and CIO and is composed of senior leaders from our privacy, legal, information technology, cybersecurity, internal audit and global security and asset protection functions, among others. Subject matter experts are also invited, as appropriate. The Cybersecurity Oversight Council meets at least quarterly and has responsibility for oversight and validation of the Company’s cybersecurity strategic direction, risks and threats, priorities, resource allocation, capabilities and planning. The Cybersecurity Oversight Council acts in alignment with the Company’s Risk Steering Committee, another cross-functional management committee, which provides strategic direction and oversight over the Company’s ERM program. The CISO and his team, as well as the Cybersecurity Oversight Council, are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the Company’s cyber incident response plan.
The Audit Committee of the Board of Directors is charged with oversight of cybersecurity matters and receives regular reports from the CISO and the CIO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. In accordance with our cyber incident response plan, the Audit Committee is promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. The Chair of the Audit Committee regularly briefs the full Board on these matters. In addition, the Board also periodically receives cybersecurity updates directly from management.
In an effort to detect and defend against cyber threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.
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

The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2023:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	5	—	2	—	7	27	—	13
Latin America	5	—	—	—	2	6	—	—
North America	10	—	6	3	—	39	—	5
Asia Pacific	7	—	3	—	3	4	—	—
Global Ventures	1	—	2	—	—	8	—	1,575
Bottling Investments	—	—	81	4	104	112	—	—
Corporate	3	—	—	—	—	5	—	—
Total	31	—	94	7	116	201	—	1,593
Management believes that our Company’s facilities used for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of our production facilities varies based upon seasonal demand for our products. However, management believes that, with the exception of certain dairy products that require specialized equipment, additional production can be achieved at the existing facilities by adding personnel and capital equipment or, at some facilities, by adding shifts of personnel or expanding the facilities. The Company is in the process of increasing our dairy production capacity. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.
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
Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who paid funds into escrow accounts for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100% of Aqua-Chem’s losses up to policy limits. The court’s judgment concluded the Wisconsin insurance coverage litigation.
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

The September 17, 2015, Notice from the IRS retroactively rejected the previously agreed-upon methodology for the 2007 through 2009 tax years in favor of an entirely different methodology, without prior notice to the Company. Using the new tax calculation methodology, the IRS reallocated over $9 billion of income to the U.S. parent company from its foreign licensees for tax years 2007 through 2009. Consistent with the Closing Agreement, the IRS did not assert penalties, and it has yet to do so.
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
On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations.
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
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, the Opinions and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinions (“Tax Court Methodology”), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinions and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2023 to $439 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.8 billion (including interest accrued through December 31, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 20, 2024:

Name	Age	Position
Manuel Arroyo	56
Executive Vice President since January 2024. Global Chief Marketing Officer since January 2020 and, prior to that, President of the Asia Pacific Group from January 2019 to December 2020. President of the Mexico business unit from July 2017 to December 2018, and prior to that, General Manager for Iberia from February 2017. Prior to rejoining the Company in February 2017, Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 to September 2016, and Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015. President of the Company’s ASEAN business unit from 2010 to August 2014.

Henrique Braun	55
Executive Vice President since January 2024 and President, International Development, with oversight of seven of the Company’s operating units, since January 2023. President of the Latin America operating unit from October 2020 to December 2022. President of the Brazil business unit from September 2016 to September 2020, and President of the Greater China and Korea business unit from April 2013 to August 2016.

Lisa Chang	55	Executive Vice President since January 2024 and Global Chief People Officer since March 2019 when she joined the Company. Senior Vice President from March 2019 to December 2023. Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Monica Howard Douglas	51
Executive Vice President since January 2024 and Global General Counsel since April 2021. Senior Vice President from April 2021 to December 2023, and Chief Compliance Officer and Associate General Counsel of the North America operating unit from January 2018 to April 2021. Legal Director for the Southern and East Africa business unit from September 2013 to December 2017, and Vice President of Supply Chain and Consumer Affairs and Senior Managing Counsel, Coca-Cola Refreshments, from 2008 to September 2013.

Nikolaos Koumettis	59	President, Europe operating unit since January 2021, and prior to that, President of the Europe, Middle East and Africa Group from January 2019. President of the Central and Eastern Europe business unit from April 2016 to December 2018, and President of the Central and Southern Europe business unit from April 2011 to April 2016.

Name	Age	Position
Jennifer K. Mann	51	Executive Vice President since January 2024 and President, North America operating unit since January 2023. Senior Vice President from May 2017 to December 2023. President, Global Ventures from January 2019 to December 2022, Chief People Officer from May 2017 to March 2019, and Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	62	President since October 2022 and Chief Financial Officer since March 2019. Executive Vice President from March 2019 to September 2022, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019 to March 2019. President of the Asia Pacific Group from August 2016 to December 2018, and President of the South Latin business unit from January 2013 to August 2016.

Beatriz Perez	54	Executive Vice President since January 2024 and Global Chief Communications, Sustainability and Strategic Partnerships Officer since May 2017. Senior Vice President from May 2017 to December 2023. Served as the Company’s first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company’s primary international philanthropic arm, since October 2017.

Bruno Pietracci	49	President, Latin America operating unit since February 2023, and prior to that, President of the Africa operating unit from January 2021 to January 2023. President of the Africa and Middle East business unit from February 2020 to December 2020, President of the South and East Africa business unit from July 2018 to January 2020, and Vice President of operations for the Europe, Middle East and Africa Group from November 2016 to June 2018.

Nancy Quan	57	Executive Vice President since January 2024, and prior to that, Senior Vice President from January 2019 to December 2023. Global Chief Technical and Innovation Officer since February 2021, Chief Technical Officer from January 2019 to February 2021, and Chief Technical Officer of Coca-Cola North America from July 2016 to December 2018. Global R&D Officer from January 2012 to July 2016.

James Quincey	59	Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from August 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017.
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
As of February 16, 2024, there were 182,362 shareowner accounts of record. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareowners (“Company’s 2024 Proxy Statement”), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2023, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2023 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 30, 2023 through October 27, 2023	2,660,342		$55.28	2,660,200		119,149,975
October 28, 2023 through November 24, 2023	8,576,806		57.02	8,576,806		110,573,169
November 25, 2023 through December 31, 2023	7,731,904		58.70	7,721,097		102,852,072
Total	18,969,052		$57.46	18,958,103
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

Performance Graph
Comparison of Five-Year Cumulative Total Shareowner Return Among The Coca-Cola Company,
the Dow Jones U.S. Food & Beverage Total Return Index and the S&P 500 Index

$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
The Coca-Cola Company
Dow Jones U.S. Food & Beverage Total Return Index
S&P 500 Index

December 31,	2018	2019	2020	2021	2022	2023
The Coca-Cola Company	$100	$121	$124	$138	$152	$145
Dow Jones U.S. Food & Beverage Total Return Index	100	125	135	153	165	158
S&P 500 Index	100	131	156	200	164	207
The total shareowner return is based on a $100 investment on December 31, 2018 and assumes that dividends were reinvested on the day of issuance.
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
•Operations Review — an analysis of our consolidated results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022. An analysis of our consolidated results of operations for 2022 and 2021 and year-

to-year comparisons between 2022 and 2021 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2022.
•Liquidity, Capital Resources and Financial Position — an analysis of cash flows, contractual obligations, foreign exchange, and the impact of inflation and changing prices.
OUR BUSINESS
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light.
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
Our Company operates in two lines of business: concentrate operations and finished product operations.
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.

The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2023	2022
Concentrate operations	58%	56%
Finished product operations	42	44
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2023	2022
Concentrate operations	83%	82%
Finished product operations	17	18
Total	100%	100%
We operate in the highly competitive commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, geopolitical conditions including international conflicts, local and national laws and regulations, foreign currency exchange rate fluctuations, fuel prices, weather patterns and health crises.
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
Challenges and Risks
Being a global enterprise provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of our Company and the commercial beverage industry. Of these, six key strategic business challenges and risks are discussed below.
Obesity
Obesity continues to impact individuals, communities and countries worldwide. There is concern among consumers, public health professionals and governments about the health problems associated with obesity. This concern represents a significant challenge to our industry. We understand that obesity is a complex public health challenge, and we are committed to being a part of the solution.
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
The heritage of our Company is to lead, and innovation is critical for leadership. As such, we are resolute in continuing to innovate and are committed to partnering with suppliers to invest in research and development of new noncaloric sweeteners and flavors that help us create the best tasting beverages, including options with low or no calories. We want to be a helpful and credible partner in the fight against obesity. Across the Coca-Cola system, we are mobilizing our assets in marketing and in community outreach to increase awareness and spur action.
Evolving Consumer Product Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a consequence of these changes, many consumers want more beverage choices, personalization, a focus on sustainability, and transparency related to our products and packaging. We are committed to meeting changing consumer needs and to generating growth through our evolving portfolio of beverage brands and products (including numerous low- and no-calorie products); selectively expanding into other profitable categories of the commercial beverage industry; investing in innovative and sustainable packaging; and including easy-to-access information about our beverages on our website.
Evolving Competitive Landscape and Competing in the Digital Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. Additionally, the rapidly evolving digital landscape and growth of e-commerce in many markets has led to dramatic shifts in consumer shopping habits and patterns. Consumers are rapidly embracing shopping via mobile device applications, e-commerce retailers and e-commerce websites or platforms, which presents new challenges to maintain the competitiveness and relevancy of our brands. As a result, we must continuously strengthen our capabilities in marketing and innovation to compete in a digital environment and maintain brand loyalty and market share. In addition, we are increasing our investments in e-commerce to support retail and meal delivery services, offering more package sizes that are fit-for-purpose for online sales and shifting more consumer and trade promotions to digital.
Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns and negative viewpoints regarding certain ingredients used in our products. We only use ingredients that are authorized for use by regulatory authorities in each of the markets in which we operate. The Coca-Cola system works every day to produce high-quality, safe and refreshing beverages for consumers around the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to satisfy consumers’ evolving needs and preferences.
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
Sustainability Matters
Investors and stakeholders increasingly focus on sustainability matters. We acknowledge that we have a role to play in developing and implementing solutions that help build resilience across our business. We report our sustainability progress in the following areas: circular economy of packaging; water stewardship; climate; portfolio; sustainable agriculture; human and workplace rights and diversity, equity and inclusion. Our ability to achieve our sustainability goals is dependent on many factors, including, but not limited to, our actions along with the actions of various stakeholders, such as our bottling partners, suppliers, governments, nongovernmental organizations, communities, and other third parties, some of which are outside of our control.
Talent Acquisition and Retention
Competition for existing and prospective personnel has increased, especially in light of changing worker expectations and talent marketplace variability regarding flexible work models. In addition, the broader labor market is experiencing a shortage of qualified workers, which has further increased competition for qualified employees that we want and may require for our future business needs.
Our people and our culture are critical business priorities, and we strive to be a global employer of choice that attracts and retains high-performing talent with the passion, skills and mindsets to drive us on our purpose to refresh the world and make a difference. We are committed to building an equitable and inclusive culture that inspires and supports the growth of our employees, serves our communities and shapes a strong and more sustainable business.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:
•Principles of Consolidation
•Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
•Pension Plan Valuations
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
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the heading “Our Business — Challenges and Risks” above and “Item 1A. Risk Factors” in Part I of this report as well as the heading “Operations Review” below for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate when global financial markets are highly volatile. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor. If we had used other assumptions and estimates when impairment tests were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.
Equity Method Investments
Equity method investments are reviewed for impairment whenever significant events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. The fair values of most of our Company’s investments in publicly traded companies are readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Refer to Note 17 of Notes to Consolidated Financial Statements for a discussion of impairment charges, if applicable.
Indefinite-Lived Intangible Assets
Impairment tests for indefinite-lived intangible assets must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. Our Company performs the annual impairment tests as of the first day of our third fiscal quarter. We perform impairment tests using various valuation methodologies, including discounted cash flow models and a market approach, to determine the fair value of the indefinite-lived intangible asset or the reporting unit, as applicable. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. When performing these impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with those a market participant would use. The estimates and assumptions used in these tests are evaluated and updated as appropriate.
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
In order to test for goodwill impairment, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment charge recognized cannot exceed the carrying amount of goodwill. The assumptions used in our impairment testing models are consistent with those we believe a market participant would use. The Company has the option to perform a qualitative assessment of goodwill rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing discussed above. Otherwise, the Company does not need to perform any further assessment.

Intangible assets acquired in recent transactions are naturally more susceptible to impairment, because they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the discount rates. If the discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are equal to, or greater than, our previously forecasted amounts. Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent acquisitions, if applicable.
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of BodyArmor, which offers a line of sports performance and hydration beverages. The Company allocated $4.2 billion of the purchase price to the BodyArmor trademark. As of December 31, 2023, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our current financial projections, or if the macroeconomic conditions change causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In 2023, the Company’s total cost related to pension plans was $120 million, which included $38 million of net periodic pension cost and net charges of $82 million, primarily due to settlements and special termination benefits. In 2024, we expect our net periodic pension cost to be approximately $51 million. The increase in net periodic pension cost is primarily due to the net impact of the decrease in the weighted-average discount rate at December 31, 2023 compared to December 31, 2022.
As of December 31, 2023, the U.S. qualified pension plan represented 63% and 56% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively. For this plan, we estimate that a 50 basis-point decrease in the discount rate would result in an $8 million increase in our 2024 net periodic pension cost, and we estimate that a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $19 million increase in our 2024 net periodic pension cost.
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
Income Taxes
Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Significant judgment is required in determining our annual income tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and caselaw and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading “Operations Review — Income Taxes” below and Note 15 of Notes to Consolidated Financial Statements.
A number of years may elapse before a particular uncertain tax position is audited and finally resolved. The number of years subject to tax audits or tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained; (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Settlement of any particular issue would usually require the use of cash. Refer to Note 12 of Notes to Consolidated Financial Statements.
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
OPERATIONS REVIEW
Our organizational structure consists of the following operating segments: Europe, Middle East and Africa; Latin America; North America; Asia Pacific; Global Ventures; and Bottling Investments. Our operating structure also includes Corporate, which consists of a center and a platform services organization. For additional information regarding our operating segments and Corporate, refer to Note 20 of Notes to Consolidated Financial Statements.
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
In May 2023 and July 2022, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net revenues on a consolidated basis as well as for the Asia Pacific operating segment.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2023 versus 2022
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	2%		2%
Europe, Middle East & Africa	(2)		—
Latin America	5		6
North America	(1)		(1)
Asia Pacific	3		—
Global Ventures	4		5
Bottling Investments	(1)	[3]	N/A
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
3After considering the impact of structural changes, unit case volume for Bottling Investments grew 6%.
Unit Case Volume
The Coca-Cola system sold 33.3 billion and 32.7 billion unit cases of our products in 2023 and 2022, respectively.
Unit case volume in Europe, Middle East and Africa decreased 2%, which included a 3% decline in sparkling flavors, a 14% decline in juice, value-added dairy and plant-based beverages, a 1% decline in Trademark Coca-Cola, and a 2% decline in water, sports, coffee and tea. The operating segment reported declines in unit case volume of 6% in the Europe operating unit and 1% in the Eurasia and Middle East operating unit, partially offset by growth in unit case volume of 3% in the Africa operating unit. The decline in unit case volume in Europe, Middle East and Africa was primarily due to the suspension of the Company’s business in Russia in March 2022.
In Latin America, unit case volume increased 5%, which included 5% growth in Trademark Coca-Cola, 9% growth in water, sports, coffee and tea, 2% growth in sparkling flavors and 3% growth in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 5% growth in both Mexico and Brazil.
Unit case volume in North America decreased 1%, which included a 5% decline in water, sports, coffee and tea, partially offset by 3% growth in juice, value-added dairy and plant-based beverages and 1% growth in sparkling flavors. Trademark Coca-Cola performance was even.
In Asia Pacific, unit case volume increased 3%, which included 4% growth in both sparkling flavors and Trademark Coca-Cola, 10% growth in juice, value-added dairy and plant-based beverages, and 1% growth in water, sports, coffee and tea. The operating segment reported growth in unit case volume of 11% in the India and Southwest Asia operating unit, 2% in the Greater China and Mongolia operating unit, and 1% in both the ASEAN and South Pacific and the Japan and South Korea operating units.
Unit case volume for Global Ventures increased 4%, driven by growth in energy drinks, partially offset by a 1% decline in both water, sports, coffee and tea as well as juice, value-added dairy and plant-based beverages.
Unit case volume for Bottling Investments decreased 1%, which primarily reflects the impact of refranchising our bottling operations in Vietnam and Cambodia, partially offset by growth in India and South Africa.
Concentrate Sales Volume
In 2023, worldwide concentrate sales volume and unit case volume both grew 2% compared to 2022. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals.

Net Operating Revenues
Net operating revenues were $45,754 million in 2023, compared to $43,004 million in 2022, an increase of $2,750 million, or 6%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2023 versus 2022
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Exchange Rate Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	2%	10%	(4)%	(1)%	6%
Europe, Middle East & Africa	—	19	(12)	—	7
Latin America	6	16	(3)	—	19
North America	(1)	8	—	—	7
Asia Pacific	—	5	(5)	1	—
Global Ventures	5	2	—	—	8
Bottling Investments	6	8	(7)	(8)	—
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
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, along with favorable channel and product mix, partially offset by increased funding for promotional and marketing support;
•North America — favorable pricing initiatives and favorable channel, package and product mix;
•Asia Pacific — favorable pricing initiatives, partially offset by unfavorable geographic mix and increased funding for promotional and marketing support;
•Global Ventures — favorable pricing initiatives and favorable channel mix, primarily due to the favorable performance of Costa in the United Kingdom, offset by unfavorable product mix and the impact of no longer receiving COVID-related incentives in the current year; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.

The favorable pricing initiatives for the year ended December 31, 2023 in all operating segments included carryover pricing increases from the prior year.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 4%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, South African rand, Nigerian naira, Turkish lira, Japanese yen, Indian rupee and Chinese yuan, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below for additional information about the impact of foreign currency exchange rate fluctuations.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency exchange rate fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2024 net operating revenues.
Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2023	2022
Europe, Middle East & Africa	16.2%	16.0%
Latin America	12.7	11.4
North America	36.6	36.5
Asia Pacific	10.3	11.0
Global Ventures	6.7	6.6
Bottling Investments	17.2	18.3
Corporate	0.3	0.2
Total	100.0%	100.0%
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
Our gross profit margin increased to 59.5% in 2023 from 58.1% in 2022. This increase was primarily due to the impact of favorable pricing initiatives, favorable channel and package mix, and structural changes. The impact of these items was partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and increased commodity costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2023	2022
Selling and distribution expenses	$2,599	$2,767
Advertising expenses	5,010	4,319
Stock-based compensation expense	254	356
Other operating expenses	6,109	5,438
Selling, general and administrative expenses	$13,972	$12,880
Selling, general and administrative expenses increased $1,092 million, or 8%, in 2023. This increase was primarily due to higher advertising and other operating expenses, partially offset by decreases in selling and distribution expenses and stock-based compensation expense. The increase in other operating expenses was primarily due to higher other marketing expenses and increased charitable donations, as well as higher annual incentive expense and other employee benefit costs. The decrease in selling and distribution expenses was primarily a result of the refranchising of our bottling operations in Vietnam and Cambodia. The decrease in stock-based compensation expense was primarily due to the cumulative expense that was recorded in 2022 resulting from the impact a more favorable financial outlook had on the outstanding nonvested performance share units. In 2023, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 3%.
As of December 31, 2023, we had $267 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 13 of Notes to Consolidated Financial Statements.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2023	2022
Europe, Middle East & Africa	$—	$(7)
Latin America	—	—
North America	26	19
Asia Pacific	35	57
Global Ventures	—	—
Bottling Investments	—	—
Corporate	1,890	1,146
Total	$1,951	$1,215
In 2023, the Company recorded other operating charges of $1,951 million. These charges consisted of $1,702 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, $164 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $27 million related to the restructuring of our North America operating unit, $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition in 2021 and $8 million related to tax litigation expense.
In 2022, the Company recorded other operating charges of $1,215 million. These charges primarily consisted of $1,000 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $85 million related to the Company’s productivity and reinvestment program and $57 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $38 million related to the restructuring of our North America operating unit and $38 million related to the BodyArmor acquisition, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. These charges were partially offset by a net gain of $6 million due to revisions of management’s estimates related to the Company’s strategic realignment initiatives.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the BodyArmor acquisition. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration and the impairment charge. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the

Company’s restructuring initiatives. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2023	2022
Europe, Middle East & Africa	37.2%	36.3%
Latin America	30.3	26.3
North America	39.2	34.3
Asia Pacific	18.0	21.1
Global Ventures	2.9	1.7
Bottling Investments	5.1	4.5
Corporate	(32.7)	(24.2)
Total	100.0%	100.0%
Operating margin is a ratio calculated by dividing operating income by net operating revenues. Management believes operating margin provides investors with useful information related to the profitability of our business after considering selling, general and administrative expenses and other operating charges. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2023	2022
Consolidated	24.7%	25.4%
Europe, Middle East & Africa	56.8	57.4
Latin America	58.9	58.5
North America	26.4	23.9
Asia Pacific	43.2	48.9
Global Ventures	10.7	6.5
Bottling Investments	7.4	6.2
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $11,311 million in 2023, compared to $10,909 million in 2022, an increase of $402 million, or 4%. The increase in operating income was primarily driven by concentrate sales volume growth of 2% and favorable pricing initiatives. These items were partially offset by higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact.
The decrease in our operating margin on a consolidated basis was primarily due to higher commodity costs, increased marketing spending, higher other operating charges and the unfavorable impact of foreign currency exchange rate fluctuations. The impact of these items was partially offset by favorable pricing initiatives.
In 2023, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, Turkish lira, euro, South African rand, and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Bottling Investments; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s Europe, Middle East and Africa operating segment reported operating income of $4,202 million and $3,958 million for the years ended December 31, 2023 and 2022, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 14%.

Latin America reported operating income of $3,432 million and $2,870 million for the years ended December 31, 2023 and 2022, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 6% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 5%.
Operating income for North America for the years ended December 31, 2023 and 2022 was $4,435 million and $3,742 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decline in concentrate sales volume of 1%, higher commodity costs, increased marketing spending, higher operating expenses and higher other operating charges.
Asia Pacific’s operating income for the years ended December 31, 2023 and 2022 was $2,040 million and $2,303 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 7%, partially offset by favorable pricing initiatives, lower other operating charges and the impact of acquired brands.
Global Ventures’ operating income for the years ended December 31, 2023 and 2022 was $329 million and $185 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 5%, favorable pricing initiatives, decreased marketing spending and a favorable foreign currency exchange rate impact of 3%, partially offset by higher operating expenses and the impact of no longer receiving COVID-related incentives in the current year.
Bottling Investments’ operating income for the years ended December 31, 2023 and 2022 was $578 million and $487 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 6% and favorable pricing initiatives, partially offset by higher commodity costs, higher operating expenses, an unfavorable foreign currency exchange rate impact of 7% and the refranchising of our bottling operations in Vietnam and Cambodia.
Corporate’s operating loss for the years ended December 31, 2023 and 2022 was $3,705 million and $2,636 million, respectively. Operating loss in 2023 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, higher operating expenses and increased marketing spending. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration.
Interest Income
Interest income was $907 million in 2023, compared to $449 million in 2022, an increase of $458 million, or 102%. This increase was primarily driven by higher returns on our Corporate and certain international investments and higher average investment balances.
Interest Expense
Interest expense was $1,527 million in 2023, compared to $882 million in 2022, an increase of $645 million, or 73%. This increase was primarily due to the impact of higher interest rates on short-term borrowings and derivative instruments compared to the prior year. Refer to Note 11 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company’s proportionate share of net income or loss from each of our equity method investees. In 2023, equity income was $1,691 million, compared to equity income of $1,472 million in 2022, an increase of $219 million, or 15%. The increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year and a favorable foreign currency exchange rate impact. These favorable impacts were partially offset by a $125 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
In 2023, other income (loss) — net was income of $570 million. The Company recorded a net gain of $439 million related to the refranchising of our bottling operations in Vietnam, a net gain of $289 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and dividend income of $208 million. Other income (loss) — net also included a net gain of $94 million related to the sale of our ownership interests in our equity method investees in Pakistan and Indonesia and net income of $51 million related to the non-service cost components of net periodic benefit cost. The Company also recorded net foreign currency exchange losses of $312 million, $83 million of costs related to our trade accounts receivable factoring program and $67 million due to pension and other postretirement benefit plan settlement charges. Additionally, the Company recorded an other-than-temporary impairment charge of $39 million related to an equity method investee in Latin America and charges of $32 million related to the restructuring of our manufacturing operations in the United States.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interests in Pakistan and Indonesia and the refranchising of our bottling operations in Vietnam and Cambodia. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on pension and other postretirement benefit plan activity. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the restructuring of our manufacturing operations in the United States and the impairment charges. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these items had on our operating segments and Corporate.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $332 million and $406 million for the years ended December 31, 2023 and 2022, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%
State and local income taxes — net of federal benefit	1.1	1.4
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.3)	(0.6)
Equity income or loss	(2.1)	(2.7)
Excess tax benefits on stock-based compensation	(0.3)	(0.7)
Other — net	(2.0)	(0.3)
Effective tax rate	17.4%	18.1%
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the Opinions and intends to vigorously defend its position. Refer to Note 12 of Notes to Consolidated Financial Statements.
As of December 31, 2023, the gross amount of unrecognized tax benefits was $929 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $632 million, exclusive of any benefits related to interest and penalties. The remaining $297 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.

A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2023	2022
Balance of unrecognized tax benefits at beginning of year	$926	$906
Increase related to prior period tax positions	2	6
Decrease related to prior period tax positions	(25)	—
Increase related to current period tax positions	32	38
Decrease related to settlements with taxing authorities	—	(2)
Decrease due to lapse of the applicable statute of limitations	(2)	—
Effect of foreign currency translation	(4)	(22)
Balance of unrecognized tax benefits at end of year	$929	$926
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $544 million and $496 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2023 and 2022, respectively. Of these amounts, expense of $48 million and $43 million was recognized in 2023 and 2022, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
Based on current tax laws, the Company’s effective tax rate in 2024 is expected to be approximately 19.2% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
Many jurisdictions have enacted legislation and adopted policies resulting from the OECD’s Anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a two pillared project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Pillar One would allow countries to reallocate a portion of profits earned by multinational businesses with an annual global revenue exceeding €20 billion and a profit margin of over 10% to applicable market jurisdictions. While the OECD issued draft language for the international implementation of Pillar One in October 2023, both the substantive rules and implementation process remain under discussion at the OECD so the timetable for any implementation remains uncertain.
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of Pillar Two effective January 1, 2024, with general implementation of the remaining global minimum tax rules by January 1, 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. The Company will continue to monitor developments to determine any potential impact in the countries in which we operate.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $13.7 billion as of December 31, 2023. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of December 31, 2023. These backup lines of credit expire at various times through 2028.

Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. We do not believe there is a risk that our payment terms will be shortened in the near future. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $17,704 million and $10,709 million of trade accounts receivables under this program during the years ended December 31, 2023 and 2022, respectively. The costs of factoring such receivables were $83 million and $27 million for the years ended December 31, 2023 and 2022, respectively. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2024 capital expenditures to be approximately $2.2 billion. During 2024, we also expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the Tax Court Methodology to the subsequent years up to and including 2023, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS can then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.8 billion (including interest accrued through December 31, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $11,599 million and $11,018 million, respectively, an increase of $581 million, or 5%. This increase was primarily driven by strong operating results and lower marketing payments resulting from year-end accruals. These items were partially offset by an unfavorable impact due to foreign currency exchange rate fluctuations, higher interest and tax payments in the current year, the unfavorable impact from the extension of certain vendor payment terms in the prior year, payments resulting from the buildup of inventory in the prior year to manage potential supply chain disruptions, payments related to our restructuring initiatives and $167 million of the $275 million milestone payment for fairlife. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.

Cash Flows from Investing Activities
Net cash used in investing activities was $3,349 million and $763 million in 2023 and 2022, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
In 2023, purchases of investments were $6,698 million and proceeds from disposals of investments were $4,354 million, resulting in a net cash outflow of $2,344 million. In 2022, purchases of investments were $3,751 million and proceeds from disposals of investments were $4,771 million, resulting in a net cash inflow of $1,020 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2023 and 2022, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $62 million and $73 million, respectively.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2023 and 2022, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $430 million and $458 million, respectively. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the years ended December 31, 2023 and 2022 were $1,852 million and $1,484 million, respectively.
Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2023	2022
Capital expenditures	$1,852	$1,484
Europe, Middle East & Africa	2.3%	3.3%
Latin America	—	0.3
North America	22.3	18.9
Asia Pacific	1.2	1.5
Global Ventures	10.4	12.0
Bottling Investments	45.5	47.0
Corporate	18.3	17.0
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral received associated with our hedging activities during the year ended December 31, 2023 was $366 million and collateral paid associated with our hedging activities during the year ended December 31, 2022 was $1,465 million. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Other Investing Activities
During the years ended December 31, 2023 and 2022, the total cash inflow for other investing activities was $39 million and $706 million, respectively. The activities during 2022 included cash proceeds of $823 million received in advance of the refranchising of our bottling operations in Vietnam. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on this transaction.

Cash Flows from Financing Activities
Net cash used in financing activities was $8,310 million and $10,250 million in 2023 and 2022, respectively.
Loans, Notes Payable and Long-Term Debt
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners’ equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2023, our long-term debt was rated “A+” by Standard & Poor’s and “A1” by Moody’s. Our commercial paper program was rated “A-1” by Standard & Poor’s and “P-1” by Moody’s. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coca-Cola Consolidated, Inc., Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company’s business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers’ financial performance, changes in the credit rating agencies’ methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers’ credit ratings were to decline, the Company’s equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
During 2023, the Company had issuances of debt of $6,891 million, which included $6,436 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, $222 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and long-term debt issuances of $233 million, net of related discounts and issuance costs.
During 2023, the Company made payments of debt of $5,034 million, which consisted of $4,591 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $443 million.
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
On December 31, 2021, the United Kingdom’s Financial Conduct Authority, the governing body responsible for regulating LIBOR, ceased to publish certain LIBOR reference rates. However, other LIBOR reference rates, including U.S. dollar overnight, 1-month, 3-month, 6-month and 12-month maturities, continued to be published through June 2023. As a result of the discontinuation of LIBOR, we have amended our LIBOR-referencing agreements to either reference the Secured Overnight Financing Rate or include mechanics for selecting an alternative rate. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Issuances of Stock
The issuances of stock in 2023 and 2022 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
In 2012, our Board of Directors authorized a share repurchase plan of up to 500 million shares (“2012 Plan”) of the Company’s common stock. In May 2022, the Company reached the maximum number of shares that could be repurchased under the 2012 Plan and thereby completed the plan. In 2019, our Board of Directors authorized a new share repurchase plan of up to 150 million shares (“2019 Plan”) of the Company’s common stock.

During 2023, the total cash outflow for treasury stock purchases was $2,289 million. The Company repurchased 36.9 million shares of common stock under the 2019 Plan authorized by our Board of Directors. These shares were repurchased at an average price per share of $59.08, for a total cost of $2,177 million. The net impact of the Company’s issuances of stock and treasury stock purchases during 2023 resulted in a net cash outflow of $1,750 million.
During 2022, the total cash outflow for treasury stock purchases was $1,418 million. The Company repurchased 21.3 million shares of common stock under the share repurchase plans authorized by our Board of Directors. These shares were repurchased at an average price per share of $62.67, for a total cost of $1,336 million. The net impact of the Company’s issuances of stock and treasury stock purchases during 2022 resulted in a net cash outflow of $581 million.
Since the inception of our share repurchase program in 1984, we have repurchased 3.6 billion shares of our common stock at an average price per share of $17.96. In addition to shares repurchased under the share repurchase plans authorized by our Board of Directors, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
Dividends
The Company paid dividends of $7,952 million and $7,616 million during the years ended December 31, 2023 and 2022, respectively.
At its February 2024 meeting, our Board of Directors increased our regular quarterly dividend to $0.485 per share, equivalent to a full year dividend of $1.94 per share in 2024. This is our 62nd consecutive annual increase. Our annualized common stock dividend was $1.84 per share and $1.76 per share in 2023 and 2022, respectively.
Other Financing Activities
During the years ended December 31, 2023 and 2022, the total cash outflow for other financing activities was $465 million and $1,095 million, respectively. The activities during 2023 included $108 million of the $275 million milestone payment for fairlife. The activities during 2023 and 2022 also included payments totaling $311 million and $637 million, respectively, related to the BodyArmor acquisition, which included amounts originally held back for indemnification obligations. Additionally, other financing activities during 2022 included repayments of collateral related to our hedging programs of $403 million. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.

Contractual Obligations
As of December 31, 2023, the Company’s contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2024	2025-2026	2027-2028	2029 and Thereafter
Loans and notes payable:[1]
Commercial paper borrowings	$4,209	$4,209	$—	$—	$—
Lines of credit and other short-term borrowings	348	348	—	—	—
Current maturities of long-term debt[2]	1,960	1,960	—	—	—
Long-term debt, net of current maturities[2]	36,694	—	2,936	7,579	26,179
Estimated interest payments[3]	9,855	878	1,120	909	6,948
Accrued income taxes[4]	2,649	1,569	1,080	—	—
Purchase obligations[5]	23,392	13,701	3,330	2,057	4,304
Marketing obligations[6]	4,076	2,563	756	403	354
Lease obligations	2,007	444	562	363	638
Acquisition obligations[7]	3,030	13	3,017	—	—
Held-for-sale and related obligations[8]	903	809	64	21	9
Total contractual obligations	$89,123	$26,494	$12,865	$11,332	$38,432
1Refer to Note 11 of Notes to Consolidated Financial Statements for additional information regarding loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
2Refer to Note 11 of Notes to Consolidated Financial Statements for additional information regarding long-term debt. We will consider several alternatives for settling this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt. The table above shows expected cash payments to be made by the Company and excludes the noncash portion of debt, including any fair value adjustments, unamortized discounts and premiums.
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2023 rate for all periods presented. We expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding income taxes. Accrued income taxes include $2,029 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $1,476 million for unrecognized tax benefits plus accrued interest and penalties are not included in the total above. Currently, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
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
7Primarily represents our contingent consideration liability related to our acquisition of fairlife. Refer to Note 17 of Notes to Consolidated Financial Statements.
8Represents liabilities and contractual obligations that were classified as held for sale related to the Company’s bottling operations in the Philippines and Bangladesh and certain bottling operations in India. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
The total accrued liability for pension and other postretirement benefit plans recognized as of December 31, 2023 was $948 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, plan funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We expect to make all contributions to our pension trusts with cash flows from operating activities. Our pension plans are generally funded in accordance with local laws and tax regulations. The Company expects to contribute approximately $47 million in 2024 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 14 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.

As of December 31, 2023, the projected benefit obligation of the U.S. qualified pension plan was $4,094 million, and the fair value of the plan assets was $4,056 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plan was $2,450 million, and the fair value of the plans’ assets was $3,204 million. The Company sponsors various unfunded pension plans outside the United States as well as unfunded nonqualified pension plans covering certain U.S. employees. These U.S. nonqualified pension plans provide benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate benefit payments for these unfunded pension plans will be approximately $64 million annually for 2024 and 2025. Thereafter, the expected annual benefit payments will gradually decline. Refer to Note 14 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2023, our self-insurance reserves totaled $197 million. Refer to Note 12 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2023 were $2,639 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
As of December 31, 2023, we were contingently liable for guarantees of indebtedness owed by third parties of $633 million, of which $87 million was related to VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote. As of December 31, 2023, we were not directly liable for the debt of any unconsolidated entity.
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
In 2023 and 2022, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2023	2022
All operating currencies	(2)%	(8)%
Australian dollar	(5)	(7)
Brazilian real	3	4
British pound	2	(11)
Chinese yuan	(7)	(3)
Euro	3	(11)
Indian rupee	(6)	(5)
Japanese yen	(7)	(17)
Mexican peso	14	1
Philippine peso	(3)	(9)
South African rand	(11)	(9)

The percentages in the table above do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our hedging activities are designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income.
The total impact of foreign currency exchange rate fluctuations on net operating revenues, including the effect of our hedging activities, was a decrease of 4% and 7% in 2023 and 2022, respectively. The total impact of foreign currency exchange rate fluctuations on income before income taxes, including the effect of our hedging activities, was a decrease of 8% and 6% in 2023 and 2022, respectively.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to the heading “Operations Review — Other Income (Loss) — Net” above. The Company recorded net foreign currency exchange losses of $312 million and $236 million during the years ended December 31, 2023 and 2022, respectively.
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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2023, we generated $29.2 billion of our net operating revenues from operations outside the United States. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations.
Our Company enters into forward exchange contracts and purchases foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to foreign currency exchange rate fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in foreign operations.
The total notional values of our foreign currency derivatives were $17,505 million and $11,370 million as of December 31, 2023 and 2022, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of foreign currency derivatives that qualified for hedge accounting resulted in a net unrealized gain of $22 million as of December 31, 2023, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $278 million decrease in fair value. The fair value of the foreign currency derivatives that did not qualify for hedge accounting resulted in a net unrealized loss of $15 million as of December 31, 2023, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $161 million decrease in fair value.

Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company’s variable-rate debt and derivative instruments outstanding as of December 31, 2023, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $134 million in 2023. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.
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
The total notional values of our commodity derivatives were $379 million and $371 million as of December 31, 2023 and 2022, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of commodity derivatives that qualified for hedge accounting resulted in a net unrealized loss of $3 million as of December 31, 2023, and we estimate that a 10% decrease in underlying commodity prices would have resulted in a $3 million decrease in fair value. The fair value of the commodity derivatives that did not qualify for hedge accounting resulted in a net loss of $58 million as of December 31, 2023, and we estimate that a 10% decrease in underlying commodity prices would have resulted in a $54 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2023	2022	2021
Net Operating Revenues	$45,754	$43,004	$38,655
Cost of goods sold	18,520	18,000	15,357
Gross Profit	27,234	25,004	23,298
Selling, general and administrative expenses	13,972	12,880	12,144
Other operating charges	1,951	1,215	846
Operating Income	11,311	10,909	10,308
Interest income	907	449	276
Interest expense	1,527	882	1,597
Equity income (loss) — net	1,691	1,472	1,438
Other income (loss) — net	570	(262)	2,000
Income Before Income Taxes	12,952	11,686	12,425
Income taxes	2,249	2,115	2,621
Consolidated Net Income	10,703	9,571	9,804
Less: Net income (loss) attributable to noncontrolling interests	(11)	29	33
Net Income Attributable to Shareowners of The Coca-Cola Company	$10,714	$9,542	$9,771
Basic Net Income Per Share[1]	$2.48	$2.20	$2.26
Diluted Net Income Per Share[1]	$2.47	$2.19	$2.25
Average Shares Outstanding — Basic	4,323	4,328	4,315
Effect of dilutive securities	16	22	25
Average Shares Outstanding — Diluted	4,339	4,350	4,340
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2023	2022	2021
Consolidated Net Income	$10,703	$9,571	$9,804
Other Comprehensive Income:
Net foreign currency translation adjustments	736	(1,132)	(699)
Net gains (losses) on derivatives	(178)	4	214
Net change in unrealized gains (losses) on available-for-sale debt securities	24	37	(90)
Net change in pension and other postretirement benefit liabilities	(109)	408	712
Total Comprehensive Income	11,176	8,888	9,941
Less: Comprehensive income (loss) attributable to noncontrolling interests	(158)	(89)	(101)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$11,334	$8,977	$10,042
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$9,366	$9,519
Short-term investments	2,997	1,043
Total Cash, Cash Equivalents and Short-Term Investments	12,363	10,562
Marketable securities	1,300	1,069
Trade accounts receivable, less allowances of $502 and $516, respectively	3,410	3,487
Inventories	4,424	4,233
Prepaid expenses and other current assets	5,235	3,240
Total Current Assets	26,732	22,591
Equity method investments	19,671	18,264
Other investments	118	501
Other noncurrent assets	7,162	6,189
Deferred income tax assets	1,561	1,746
Property, plant and equipment — net	9,236	9,841
Trademarks with indefinite lives	14,349	14,214
Goodwill	18,358	18,782
Other intangible assets	516	635
Total Assets	$97,703	$92,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,485	$15,749
Loans and notes payable	4,557	2,373
Current maturities of long-term debt	1,960	399
Accrued income taxes	1,569	1,203
Total Current Liabilities	23,571	19,724
Long-term debt	35,547	36,377
Other noncurrent liabilities	8,466	7,922
Deferred income tax liabilities	2,639	2,914
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,209	18,822
Reinvested earnings	73,782	71,019
Accumulated other comprehensive income (loss)	(14,275)	(14,895)
Treasury stock, at cost — 2,732 and 2,712 shares, respectively	(54,535)	(52,601)
Equity Attributable to Shareowners of The Coca-Cola Company	25,941	24,105
Equity attributable to noncontrolling interests	1,539	1,721
Total Equity	27,480	25,826
Total Liabilities and Equity	$97,703	$92,763
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2023	2022	2021
Operating Activities
Consolidated net income	$10,703	$9,571	$9,804
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,128	1,260	1,452
Stock-based compensation expense	254	356	337
Deferred income taxes	(2)	(122)	894
Equity (income) loss — net of dividends	(1,019)	(838)	(615)
Foreign currency adjustments	175	203	86
Significant (gains) losses — net	(492)	(129)	(1,365)
Other operating charges	1,741	1,086	506
Other items	(43)	236	201
Net change in operating assets and liabilities	(846)	(605)	1,325
Net Cash Provided by Operating Activities	11,599	11,018	12,625
Investing Activities
Purchases of investments	(6,698)	(3,751)	(6,030)
Proceeds from disposals of investments	4,354	4,771	7,059
Acquisitions of businesses, equity method investments and nonmarketable securities	(62)	(73)	(4,766)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	430	458	2,180
Purchases of property, plant and equipment	(1,852)	(1,484)	(1,367)
Proceeds from disposals of property, plant and equipment	74	75	108
Collateral (paid) received associated with hedging activities — net	366	(1,465)	—
Other investing activities	39	706	51
Net Cash Provided by (Used in) Investing Activities	(3,349)	(763)	(2,765)
Financing Activities
Issuances of loans, notes payable and long-term debt	6,891	3,972	13,094
Payments of loans, notes payable and long-term debt	(5,034)	(4,930)	(12,866)
Issuances of stock	539	837	702
Purchases of stock for treasury	(2,289)	(1,418)	(111)
Dividends	(7,952)	(7,616)	(7,252)
Other financing activities	(465)	(1,095)	(353)
Net Cash Provided by (Used in) Financing Activities	(8,310)	(10,250)	(6,786)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(73)	(205)	(159)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	(133)	(200)	2,915
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	9,825	10,025	7,110
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	9,692	9,825	10,025
Less: Restricted cash and restricted cash equivalents at end of year	326	306	341
Cash and Cash Equivalents at End of Year	$9,366	$9,519	$9,684
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In millions except per share data)

Year Ended December 31,	2023	2022	2021
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,328	4,325	4,302
Treasury stock issued to employees related to stock-based compensation plans	17	24	23
Purchases of stock for treasury	(37)	(21)	—
Balance at end of year	4,308	4,328	4,325
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	18,822	18,116	17,601
Stock issued to employees related to stock-based compensation plans	177	373	216
Stock-based compensation expense	233	332	299
Acquisition of interests held by noncontrolling owners	(20)	—	—
Other activities	(3)	1	—
Balance at end of year	19,209	18,822	18,116
Reinvested Earnings
Balance at beginning of year	71,019	69,094	66,555
Adoption of accounting standards[1]	—	—	19
Net income attributable to shareowners of The Coca-Cola Company	10,714	9,542	9,771
Dividends (per share — $1.84, $1.76 and $1.68 in 2023, 2022 and 2021, respectively)	(7,951)	(7,617)	(7,251)
Balance at end of year	73,782	71,019	69,094
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(14,895)	(14,330)	(14,601)
Net other comprehensive income (loss)	620	(565)	271
Balance at end of year	(14,275)	(14,895)	(14,330)
Treasury Stock
Balance at beginning of year	(52,601)	(51,641)	(52,016)
Treasury stock issued to employees related to stock-based compensation plans	255	376	375
Purchases of stock for treasury	(2,189)	(1,336)	—
Balance at end of year	(54,535)	(52,601)	(51,641)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$25,941	$24,105	$22,999
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$1,721	$1,861	$1,985
Net income attributable to noncontrolling interests	(11)	29	33
Net foreign currency translation adjustments	(147)	(118)	(132)
Dividends paid to noncontrolling interests	(25)	(51)	(43)
Acquisition of interests held by noncontrolling owners	(2)	—	—
Contributions by noncontrolling interests	—	—	20
Other activities	3	—	(2)
Total Equity Attributable to Noncontrolling Interests	$1,539	$1,721	$1,861
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
Description of Business
The Coca-Cola Company is a total beverage company. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Fanta, Coca-Cola Zero Sugar and Diet Coke/Coca-Cola Light. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
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
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 12. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Our Company’s investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $1,225 million and $1,626 million as of December 31, 2023 and 2022, respectively, representing our maximum exposures to loss. The Company’s investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company’s consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company’s investments, plus any loans and guarantees, related to these VIEs totaled $88 million and $109 million as of December 31, 2023 and 2022, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.
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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $5 billion, $4 billion and $4 billion in 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, advertising and production costs of $43 million and $35 million, respectively, were primarily recorded in the line item prepaid expenses and other current assets in our consolidated balance sheets.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We excluded 8 million, 8 million and 6 million stock options from the computation of diluted net income per share in 2023, 2022 and 2021, respectively, because the stock options would have been antidilutive.
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

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

December 31,	2023	2022	2021
Cash and cash equivalents	$9,366	$9,519	$9,684
Restricted cash and restricted cash equivalents[1,2]	326	306	341
Cash, cash equivalents, restricted cash and restricted cash equivalents	$9,692	$9,825	$10,025
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $17,704 million and $10,709 million of trade accounts receivables under this program during the years ended December 31, 2023 and 2022, respectively. The costs of factoring such receivables were $83 million and $27 million for the years ended December 31, 2023 and 2022, respectively. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from the line item trade accounts receivable in our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
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

Inventories consisted of the following (in millions):

December 31,	2023	2022
Raw materials and packaging	$2,618	$2,627
Finished goods	1,449	1,247
Other	357	359
Total inventories	$4,424	$4,233
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
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in the line item other noncurrent assets in our consolidated balance sheet. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in the line items accounts payable and accrued expenses and other noncurrent liabilities in our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term in our consolidated statement of income. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 10.
We have various contracts for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewal options that we are reasonably certain to exercise, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $1,018 million, $1,125 million and $1,262 million in 2023, 2022 and 2021, respectively. Amortization expense for leasehold improvements totaled $14 million, $13 million and $15 million in 2023, 2022 and 2021, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2023	2022
Land	$229	$611
Buildings and improvements	4,647	4,434
Machinery and equipment	13,593	14,030
Property, plant and equipment — cost	18,469	19,075
Less: Accumulated depreciation	9,233	9,234
Property, plant and equipment — net	$9,236	$9,841
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
We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment tests as of the first day of our third fiscal quarter. We perform impairment tests using various valuation methodologies, including discounted cash flow models and a market approach, to determine the fair value of the indefinite-lived intangible asset or the reporting unit, as applicable. We believe our assumptions are consistent with those a market participant would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The Company has the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the impairment testing described above. Otherwise, the Company does not need to perform any further assessment.
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
The fair value of restricted stock, restricted stock units and certain performance share units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The Company included a relative total shareowner return (“TSR”) modifier for performance share unit awards granted to executives from 2018 through 2022 as well as for performance share unit awards granted to all participants in 2023. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model.
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
The Company has made a policy election to estimate the number of stock-based compensation awards that will ultimately vest to determine the amount of compensation expense recognized each reporting period. Forfeiture estimates are trued-up at the end of each quarter in order to ensure that compensation expense is recognized only for those awards that ultimately vest. Refer to Note 13.
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
Translation and Remeasurement
We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in net foreign currency translation adjustments, a component of accumulated other comprehensive income (loss) (“AOCI”). Refer to Note 16. Accounts in our consolidated statement of income are translated using the monthly average exchange rates during the year.
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
Recently Issued Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $62 million and $73 million during 2023 and 2022, respectively. During 2021, our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $4,766 million, which primarily related to the acquisition of the remaining ownership interest in BA Sports Nutrition, LLC (“BodyArmor”).
BA Sports Nutrition, LLC
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of, BodyArmor, which offers a line of sports performance and hydration beverages in the United States. We acquired the remaining ownership interest in exchange for approximately $5,600 million of cash, of which $4,745 million was paid at close, net of cash acquired. The purchase price reflected the contractual discount included in the purchase option we obtained with our initial investment in 2018. The remaining $860 million of the purchase price was held back related to indemnification obligations, of which $549 million had been paid as of December 31, 2022 and $311 million was paid in 2023. Upon consolidation, we recognized a gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value, which was recorded in the line item other income (loss) — net in our consolidated statement of income. The fair value of our previously held equity interest was determined using a discounted cash flow model based on Level 3 inputs, as defined in Note 17. Upon finalization of purchase accounting, $4.2 billion of the purchase price was allocated to the BodyArmor trademark and $2.2 billion was allocated to goodwill, of which $1.2 billion is tax deductible. The goodwill recognized as part of this acquisition is primarily related to the synergistic value created from leveraging the capabilities, assets and scale of the Company and the opportunity for international expansion. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. Of the total amount allocated to goodwill, $1.9 billion has been assigned to the North America operating segment and $0.3 billion has been assigned to our other geographic operating segments.
Divestitures
During 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $430 million, which primarily related to sales of our ownership interests in our equity method investees in Indonesia and Pakistan, for which we received cash proceeds of $402 million and a note receivable of $200 million. We recognized a net gain of $94 million as a result of these transactions.
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
Assets and Liabilities Held for Sale
As of December 31, 2023, the Company’s bottling operations in the Philippines and Bangladesh and certain bottling operations in India met the criteria to be classified as held for sale and are expected to be refranchised during the first quarter of 2024. As of December 31, 2022, the Company’s bottling operations in Vietnam met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair values less any costs to sell exceeded the carrying values, the related assets and liabilities were recorded at their carrying values. These assets and liabilities were included in the Bottling Investments operating segment.
In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam. This advance was included in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2022, and was included in the line item other investing activities in our consolidated statement of cash flows for the year ended December 31, 2022. The Company refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale, which was recorded in the line item other income (loss) — net in our consolidated statement of income for the year ended December 31, 2023.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

December 31,	2023	2022
Cash, cash equivalents and short-term investments	$37	$229
Marketable securities	8	—
Trade accounts receivable, less allowances	95	12
Inventories	299	50
Prepaid expenses and other current assets	60	43
Equity method investments	4	—
Other noncurrent assets	51	29
Deferred income tax assets	28	8
Property, plant and equipment — net	1,267	197
Goodwill	231	34
Other intangible assets	14	—
Assets held for sale	$2,094	$602
Accounts payable and accrued expenses	$464	$154
Loans and notes payable	63	—
Accrued income taxes	24	3
Long-term debt	2	—
Other noncurrent liabilities	108	3
Deferred income tax liabilities	58	—
Liabilities held for sale	$719	$160
NOTE 3: NET OPERATING REVENUES
Our Company operates in two lines of business: concentrate operations and finished product operations.
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners either combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments and our Global Ventures operating segment.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in one of our geographic operating segments or our Global Ventures operating segment. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our Global Ventures operating segment. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.

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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our faithful depiction of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make significant assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable or accounts payable and accrued expenses in our consolidated balance sheet, as applicable. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2023 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2023
Concentrate operations	$8,780	$17,759	$26,539
Finished product operations	7,770	11,445	19,215
Total	$16,550	$29,204	$45,754
Year Ended December 31, 2022
Concentrate operations	$7,702	$16,369	$24,071
Finished product operations	7,711	11,222	18,933
Total	$15,413	$27,591	$43,004
Year Ended December 31, 2021
Concentrate operations	$6,551	$15,248	$21,799
Finished product operations	6,459	10,397	16,856
Total	$13,010	$25,645	$38,655
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
Equity securities with readily determinable fair values that are not accounted for under the equity method and debt securities classified as trading are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. Equity method investments, equity securities without readily determinable fair values and debt securities classified as available-for-sale or held-to-maturity are reviewed each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value. The fair values of most of our Company’s investments in publicly traded companies are readily available based on quoted market prices. For investments in nonpublicly traded companies, management’s assessment of fair value is based on various valuation methodologies, including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. We consider the assumptions that we believe a market participant would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in emerging and developing markets, may impact the determination of fair value. In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2023
Marketable securities	$345	$—
Other investments	76	42
Other noncurrent assets	1,585	—
Total equity securities	$2,006	$42
December 31, 2022
Marketable securities	$308	$—
Other investments	459	42
Other noncurrent assets	1,303	—
Total equity securities	$2,070	$42

The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2023	2022
Net gains (losses) recognized during the year related to equity securities	$371	$(236)
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	52	7
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$319	$(243)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2023
Trading securities	$43	$—	$(2)	$41
Available-for-sale securities	1,136	26	(28)	1,134
Total debt securities	$1,179	$26	$(30)	$1,175
December 31, 2022
Trading securities	$43	$—	$(4)	$39
Available-for-sale securities	979	26	(61)	944
Total debt securities	$1,022	$26	$(65)	$983
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2023		December 31, 2022
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$41	$914	$39	$722
Other noncurrent assets	—	220	—	222
Total debt securities	$41	$1,134	$39	$944
The contractual maturities of these available-for-sale debt securities as of December 31, 2023 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$484	$483
After 1 year through 5 years	420	427
After 5 years through 10 years	37	48
After 10 years	195	176
Total	$1,136	$1,134
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2023	2022	2021
Gross gains	$3	$5	$6
Gross losses	(10)	(136)	(10)
Proceeds	361	1,498	1,197

Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,643 million and $1,378 million as of December 31, 2023 and 2022, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
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
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$109	$126
Foreign currency contracts	Other noncurrent assets	13	13
Interest rate contracts	Other noncurrent assets	50	—
Total assets		$172	$139
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$111	$54
Foreign currency contracts	Other noncurrent liabilities	40	108
Commodity contracts	Accounts payable and accrued expenses	3	2
Interest rate contracts	Accounts payable and accrued expenses	5	—
Interest rate contracts	Other noncurrent liabilities	1,113	1,676
Total liabilities		$1,272	$1,840
1All of the Company’s derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 17 for the net presentation of the Company’s derivative instruments.
2Refer to Note 17 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2023	December 31, 2022
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$91	$46
Foreign currency contracts	Other noncurrent assets	3	22
Commodity contracts	Prepaid expenses and other current assets	5	34
Other derivative instruments	Prepaid expenses and other current assets	4	—
Total assets		$103	$102
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$106	$87
Foreign currency contracts	Other noncurrent liabilities	3	1
Commodity contracts	Accounts payable and accrued expenses	62	35
Commodity contracts	Other noncurrent liabilities	1	—
Other derivative instruments	Accounts payable and accrued expenses	4	3
Total liabilities		$176	$126
1All of the Company’s derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 17 for the net presentation of the Company’s derivative instruments.
2Refer to Note 17 for additional information related to the estimated fair value.

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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,408 million and $5,510 million as of December 31, 2023 and 2022, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to changes in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $958 million as of both December 31, 2023 and 2022.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $54 million and $35 million as of December 31, 2023 and 2022, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for the Company’s interest rate cash flow hedging program was $750 million as of December 31, 2023. There were no derivatives that were designated and qualified for the Company’s interest rate cash flow hedging program as of December 31, 2022.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
2023
Foreign currency contracts	$(128)	Net operating revenues	$(3)
Foreign currency contracts	19	Cost of goods sold	14
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	35	Other income (loss) — net	17
Commodity contracts	(15)	Cost of goods sold	(14)
Total	$(89)		$10
2022
Foreign currency contracts	$205	Net operating revenues	$218
Foreign currency contracts	17	Cost of goods sold	28
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(91)	Other income (loss) — net	(79)
Commodity contracts	(4)	Cost of goods sold	(2)
Total	$127		$161
2021
Foreign currency contracts	$36	Net operating revenues	$(77)
Foreign currency contracts	(2)	Cost of goods sold	(10)
Foreign currency contracts	—	Interest expense	(13)
Foreign currency contracts	19	Other income (loss) — net	74
Interest rate contracts	110	Interest expense	(90)
Commodity contracts	(1)	Cost of goods sold	—
Total	$162		$(116)
As of December 31, 2023, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $72 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,693 million and $13,425 million as of December 31, 2023 and 2022, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
2023
Interest rate contracts	Interest expense	$609
Fixed-rate debt	Interest expense	(591)
Net impact of fair value hedging instruments		$18
2022
Interest rate contracts	Interest expense	$(1,944)
Fixed-rate debt	Interest expense	1,927
Net impact of fair value hedging instruments		$(17)
2021
Interest rate contracts	Interest expense	$(67)
Fixed-rate debt	Interest expense	66
Net impact of fair value hedging instruments		$(1)
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Current maturities of long-term debt	$552	$—	$1	$—	$—	$—
Long-term debt	12,186	11,900	(1,135)	(1,664)	162	195
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2023	2022	2023	2022	2021
Foreign currency contracts	$150	$—	$(6)	$(10)	$(10)
Foreign currency denominated debt	12,437	12,061	(376)	751	928
Total	$12,587	$12,061	$(382)	$741	$918
The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the years ended December 31, 2023 and 2022. The Company reclassified a loss of $4 million related to net investment hedges from AOCI into earnings during the year ended December 31, 2021. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2023, 2022 and 2021. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that have been designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency, interest rate and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in the fair values of economic hedges are immediately recognized in earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,989 million and $4,902 million as of December 31, 2023 and 2022, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. There were no interest rate contracts used as economic hedges as of December 31, 2023 and 2022.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $325 million and $336 million as of December 31, 2023 and 2022, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2023	2022	2021
Foreign currency contracts	Net operating revenues	$(74)	$(55)	$6
Foreign currency contracts	Cost of goods sold	66	46	(10)
Foreign currency contracts	Other income (loss) — net	(10)	57	(84)
Commodity contracts	Cost of goods sold	(137)	(40)	171
Interest rate contracts	Interest expense	—	—	(187)
Other derivative instruments	Selling, general and administrative expenses	5	(21)	34
Other derivative instruments	Other income (loss) — net	—	—	(3)
Total		$(150)	$(13)	$(73)
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
The Company’s equity method investments include, but are not limited to, our ownership interests in CCEP; Monster; AC Bebidas, S. de R.L. de C.V.; Coca-Cola FEMSA, S.A.B. de C.V.; Coca-Cola HBC AG; and Coca-Cola Bottlers Japan Holdings Inc. As of December 31, 2023, we owned 19%, 20%, 20%, 28%, 21% and 18%, respectively, of these companies’ outstanding shares. As of December 31, 2023, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $8,634 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2023	2022	2021
Net operating revenues	$93,862	$85,116	$79,934
Cost of goods sold	55,780	52,051	47,847
Gross profit	$38,082	$33,065	$32,087
Operating income	$11,868	$9,719	$9,089
Consolidated net income	$7,657	$6,373	$6,050
Less: Net income attributable to noncontrolling interests	75	102	91
Net income attributable to common shareowners	$7,582	$6,271	$5,959
Company equity income (loss) — net	$1,691	$1,472	$1,438
1 The financial information represents the results of the equity method investees during the Company’s period of ownership.

December 31,	2023	2022
Current assets	$35,087	$32,722
Noncurrent assets	74,464	70,523
Total assets	$109,551	$103,245
Current liabilities	$26,929	$23,580
Noncurrent liabilities	33,989	34,740
Total liabilities	$60,918	$58,320
Equity attributable to shareowners of investees	$47,473	$43,917
Equity attributable to noncontrolling interests	1,160	1,008
Total equity	$48,633	$44,925
Company equity method investments	$19,671	$18,264
Net sales to equity method investees, the majority of which are located outside the United States, were $17,736 million, $16,084 million and $14,471 million in 2023, 2022 and 2021, respectively. Total payments, primarily related to marketing, made to equity method investees were $294 million, $396 million and $516 million in 2023, 2022 and 2021, respectively. The increase in net sales to equity method investees in 2023 was primarily due to volume growth and favorable pricing initiatives. In addition, purchases of beverage products from equity method investees were $579 million, $505 million and $496 million in 2023, 2022 and 2021, respectively.
The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company’s carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2023	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$11,766	$4,837	$6,929
Coca-Cola Europacific Partners plc	5,870	3,858	2,012
Coca-Cola FEMSA, S.A.B. de C.V.	5,549	2,092	3,457
Coca-Cola HBC AG	2,296	1,252	1,044
Coca-Cola Consolidated, Inc.	2,304	473	1,831
Coca-Cola Bottlers Japan Holdings Inc.	484	367	117
Coca-Cola İçecek A.Ş.	911	228	683
Embotelladora Andina S.A.	137	90	47
Total	$29,317	$13,197	$16,120
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,527 million and $1,191 million as of December 31, 2023 and 2022, respectively. The total amount of dividends received from equity method investees was $672 million, $634 million and $823 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2023 was $8,005 million.
NOTE 7: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table presents the carrying values of indefinite-lived intangible assets included in our consolidated balance sheets (in millions):

December 31,	2023	2022
Trademarks	$14,349	$14,214
Goodwill	18,358	18,782
Other	161	175
Indefinite-lived intangible assets	$32,868	$33,171

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2022
Balance at beginning of year	$1,280	$200	$10,665	$422	$2,976	$3,820	$19,363
Effect of foreign currency translation	(83)	3	—	(12)	(272)	(239)	(603)
Acquisitions	—	—	—	—	—	4	4
Purchase accounting adjustments	—	—	12	2	9	—	23
Divestitures, deconsolidations and other	—	—	—	—	(5)	—	(5)
Balance at end of year	$1,197	$203	$10,677	$412	$2,708	$3,585	$18,782
2023
Balance at beginning of year	$1,197	$203	$10,677	$412	$2,708	$3,585	$18,782
Effect of foreign currency translation	(44)	6	—	(11)	120	(264)	(193)
Divestitures, deconsolidations and other[1]	—	—	—	—	—	(231)	(231)
Balance at end of year	$1,153	$209	$10,677	$401	$2,828	$3,090	$18,358
1 The decrease in the Bottling Investments segment was a result of the Company’s bottling operations in the Philippines being classified as held for sale. Refer to Note 2.
Definite-Lived Intangible Assets
The following table provides information related to definite-lived intangible assets (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$309	$(118)	$191	$354	$(109)	$245
Trademarks	70	(30)	40	147	(84)	63
Other	183	(59)	124	206	(54)	152
Total	$562	$(207)	$355	$707	$(247)	$460
Total amortization expense for intangible assets subject to amortization was $94 million, $120 million and $165 million in 2023, 2022 and 2021, respectively.
Based on the carrying value of definite-lived intangible assets as of December 31, 2023, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2024	$61
2025	54
2026	42
2027	42
2028	34

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2023	2022
Accounts payable	$5,590	$5,307
Accrued marketing expenses	2,870	2,778
Accrued compensation	1,394	1,087
Other accrued expenses[1,2]	5,631	6,577
Accounts payable and accrued expenses	$15,485	$15,749
1Includes liabilities held for sale of $719 million and $160 million as of December 31, 2023 and 2022, respectively. Refer to Note 2.
2Includes cash proceeds of $823 million as of December 31, 2022 received in advance of refranchising our bottling operations in Vietnam in January 2023. Refer to Note 2.
NOTE 9: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of December 31, 2023 and 2022, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,421 million and $1,351 million, respectively.
NOTE 10: LEASES
We have operating leases primarily for real estate, manufacturing and other equipment, aircraft and vehicles.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2023	2022
Operating lease ROU assets[1]	$1,328	$1,406
Current portion of operating lease liabilities[2]	$361	$341
Noncurrent portion of operating lease liabilities[3]	1,001	1,113
Total operating lease liabilities	$1,362	$1,454
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
We had operating lease costs of $397 million for both the years ended December 31, 2023 and 2022. During 2023 and 2022, cash paid for amounts included in the measurement of operating lease liabilities was $389 million and $400 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $328 million and $337 million for the years ended December 31, 2023 and 2022, respectively.

Information associated with the measurement of our operating lease liabilities as of December 31, 2023 is as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.4%
Our leases have remaining lease terms of 1 year to 41 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
The following table summarizes the maturities of our operating lease liabilities as of December 31, 2023 (in millions):

Maturities of Operating Lease Liabilities
2024	$395
2025	254
2026	197
2027	153
2028	111
Thereafter	412
Total operating lease payments	1,522
Less: Imputed interest	160
Total operating lease liabilities	$1,362
NOTE 11: DEBT AND BORROWING ARRANGEMENTS
Loans and Notes Payable
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2023 and 2022, we had $4,209 million and $2,146 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were 5.3% and 4.2% as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company also had $348 million and $227 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings that were related to our international operations.
In addition, we had $6,159 million in unused lines of credit and other short-term credit facilities as of December 31, 2023, of which $4,550 million was in corporate backup lines of credit for general purposes. These backup lines of credit expire at various times through 2028. There were no borrowings under these corporate backup lines of credit during 2023. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which was significant to our Company.

Long-Term Debt
The Company’s long-term debt consisted of the following (in millions except average rate data):

	December 31, 2023		December 31, 2022
	Amount	Average Rate[1]	Amount	Average Rate[1]
Fixed interest rate long-term debt:
U.S. dollar notes due 2024-2093	$21,982	3.2%	$21,966	2.5%
U.S. dollar debentures due 2023-2098	788	4.8	891	4.7
Australian dollar notes due 2024	374	2.7	374	2.7
Euro notes due 2024-2041	12,888	2.7	12,485	0.7
Swiss franc notes due 2028	684	6.0	623	3.2
Other, due through 2098[2]	1,763	8.1	1,906	6.7
Fair value adjustments[3]	(972)	N/A	(1,469)	N/A
Total[4,5]	37,507	3.4%	36,776	2.3%
Less: Current portion	1,960		399
Long-term debt	$35,547		$36,377
1Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effective amount of interest rate swap agreements and cross-currency swap agreements, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2As of December 31, 2023 and 2022, the amounts include $1,211 million and $1,368 million, respectively, of debt instruments related to our bottling operations in Africa due through 2026.
3Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
4As of December 31, 2023 and 2022, the fair value of our long-term debt, including the current portion, was $33,445 million and $32,698 million, respectively.
5The above notes and debentures include various restrictions, none of which was significant to our Company.
Total interest paid was $1,415 million, $848 million and $738 million in 2023, 2022 and 2021, respectively.
During 2021, the Company extinguished prior to maturity fixed interest rate U.S. dollar notes and euro notes of $6,500 million and €2,430 million, respectively, with maturity dates ranging from 2023 to 2026 and interest rates ranging from 0.750% to 3.200%. These extinguishments resulted in associated charges of $559 million recorded in the line item interest expense in our consolidated statement of income. These charges included the difference between the reacquisition price and the net carrying value of the notes extinguished, including the impact of the related fair value hedging relationships. We also incurred charges of $91 million as a result of the reclassification of related cash flow hedging balances from AOCI into income.
The following table summarizes the maturities of long-term debt for the five years succeeding December 31, 2023 (in millions):

Maturities of Long-Term Debt
2024	$1,960
2025	1,070
2026	1,810
2027	4,616
2028	2,770
NOTE 12: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2023, we were contingently liable for guarantees of indebtedness owed by third parties of $633 million, of which $87 million was related to VIEs. Refer to Note 1 for additional information related to the Company’s maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.

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
On September 17, 2015, the Company received a Statutory Notice of Deficiency (“Notice”) from the United States Internal Revenue Service (“IRS”) seeking approximately $3.3 billion of additional federal income tax for years 2007 through 2009. In the Notice, the IRS stated its intent to reallocate over $9 billion of income to the U.S. parent company from certain of its foreign affiliates that the U.S. parent company licensed to manufacture, distribute, sell, market and promote its products in certain non-U.S. markets.
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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”), siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations.
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
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, the Opinions and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the methodology asserted by the IRS and affirmed in the Opinions (“Tax Court Methodology”), that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinions and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2023. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2023 to $439 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would likely be subject to significant additional liabilities for tax years 2007 through 2009, and potentially also for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.8 billion (including interest accrued through December 31, 2023), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $197 million and $199 million as of December 31, 2023 and 2022, respectively.
NOTE 13: STOCK-BASED COMPENSATION PLANS
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. The Coca-Cola Company 2014 Equity Plan (“2014 Equity Plan”) was approved by shareowners in April 2014. Under the 2014 Equity Plan, a maximum of 500 million shares of our common stock was approved to be issued through the grant of equity awards. The 2014 Equity Plan allows for grants of stock options, performance share units, restricted stock, restricted stock units and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2023, there were 284 million shares available to be granted under the 2014 Equity Plan. In addition, there were 3 million shares available for stock option and restricted stock award grants under plans approved by shareowners prior to 2014.
Total stock-based compensation expense was $251 million, $361 million and $337 million in 2023, 2022 and 2021, respectively. In 2022, for certain employees who accepted voluntary separation from the Company as a result of the restructuring of our North America operating unit, the Company provided cash payments designed to offset the loss of certain equity awards and serve as a cash supplement to the employees upon the exercise of certain stock options. The stock-based compensation expense in 2022 arising from the estimated cash payments was $5 million and was recorded in the line item other operating charges, and the remaining stock-based compensation expense of $356 million was recorded in the line item selling, general and administrative expenses in our consolidated statement of income. In 2023, the Company recorded stock-based compensation expense of $254 million in the line item selling, general and administrative expenses in our consolidated statement of income. This was partially offset by $3 million related to the revision of management’s estimates arising from the settlement of the estimated cash payments recognized in 2022, which was recorded in the line item other operating charges in our consolidated statement of income. Refer to Note 19 for additional information on the Company’s restructuring and strategic realignment initiatives. All stock-based compensation expense in 2021 was recorded in the line item selling, general and administrative expenses in our consolidated statement of income. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $40 million, $55 million and $60 million in 2023, 2022 and 2021, respectively.
As of December 31, 2023, we had $267 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Awards
Stock option awards are generally granted with an exercise price equal to the average of the high and low market prices per share of the Company’s stock on the grant date. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is expensed on a straight-line basis over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2023	2022	2021
Fair value of stock options on grant date	$9.84	$8.23	$5.08
Dividend yield[1]	3.0%	2.8%	3.3%
Expected volatility[2]	17.5%	18.0%	18.0%
Risk-free interest rate[3]	4.1%	1.9%	0.9%
Expected term of stock options[4]	6 years	6 years	6 years
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
Stock option activity during the year ended December 31, 2023 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2023	59	$45.93
Granted	3	60.05
Exercised	(14)	39.47
Forfeited/expired	(1)	55.58
Outstanding on December 31, 2023	47	$48.52	4.7 years	$507
Expected to vest	46	$48.38	4.6 years	$506
Exercisable on December 31, 2023	36	$45.55	3.7 years	$483
The total intrinsic value of the stock options exercised was $268 million, $534 million and $358 million in 2023, 2022 and 2021, respectively. The total number of stock options exercised was 14 million, 22 million and 19 million in 2023, 2022 and 2021, respectively.
Performance-Based Share Unit Awards
Performance share unit awards require achievement of certain performance criteria, which are predefined by the Talent and Compensation Committee of our Board of Directors at the time of grant. For performance share unit awards granted from 2018 through 2022, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. For performance share unit awards granted to executives in 2022, and for performance share unit awards granted to all participants in 2023, the performance criteria were weighted 30% for net operating revenues, 30% for earnings per share, 30% for free cash flow and 10% for environmental sustainability. For purposes of these performance criteria, earnings per share is diluted net income per share; free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; and environmental sustainability is comprised of predefined goals related to the Company’s packaging and water security strategies. These performance criteria are adjusted for certain items, if applicable, which are subject to Audit Committee approval. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Performance share unit awards granted to executives in 2018 through 2022 and performance share unit awards granted to all participants in 2023 include a relative TSR modifier to determine the final number of performance share units earned. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range. The fair value of performance share units that do not include a TSR modifier is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the performance period. The performance share unit awards will generally vest at the end of the respective performance period.
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
Performance share units earned are generally settled in stock, except for certain circumstances such as death or disability, in which case beneficiaries or employees are provided cash payments. As of December 31, 2023, nonvested performance share units of approximately 1,567,000 and 1,287,000 were outstanding for the 2022-2024 and 2023-2025 performance periods, respectively, based on the target award amounts.
The following table summarizes information about outstanding nonvested performance share units based on the target award levels:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2023	3,706	$52.94
Granted	1,323	56.63
Vested[1]	(1,831)	46.65
Forfeited	(344)	54.65
Nonvested on December 31, 2023[2]	2,854	$58.48
1Represents the target level of performance share units vested as of December 31, 2023 for the 2021-2023 performance period. Upon certification in February 2024 of the financial results for the performance periods, the final number of shares earned will be determined and released.
2The outstanding nonvested performance share units as of December 31, 2023 at the threshold award and maximum award levels were approximately 1,139,000 and 6,781,000, respectively.
The weighted-average grant date fair value of performance share unit awards granted in 2023, 2022 and 2021 was $56.63, $59.61 and $47.04, respectively.

The following table summarizes information about vested performance share units based on the certified award level:

	2020-2022 Annual Award		2021-2022 Emerging Stronger Award
	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value
Certified	3,029	$57.00	1,099	$48.36
Released during 2023	(3,011)	57.43	(1,091)	48.36
Forfeited during 2023	(18)	57.00	(8)	48.36
The total intrinsic value of performance share units that were released was $244 million, $125 million and $237 million in 2023, 2022 and 2021, respectively.
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
The following table summarizes information about outstanding nonvested time-based restricted stock and restricted stock units:

	Restricted Stock and Restricted Stock Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2023	3,030	$52.35
Granted	1,645	54.70
Vested and released	(865)	54.66
Forfeited	(317)	52.43
Nonvested on December 31, 2023	3,493	$52.91
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
As of December 31, 2023, the U.S. qualified pension plan represented 63% and 56% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in the benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2023		2022	2023		2022
Benefit obligation at beginning of year[1]	$6,376		$8,580	$495		$696
Service cost	94		93	4		7
Interest cost	322		232	27		17
Participant contributions	5		5	9		11
Foreign currency exchange rate changes	27		(152)	(4)		(4)
Amendments	—		9	1		—
Net actuarial loss (gain)[2]	375		(1,891)	14		(175)
Benefits paid	(369)		(500)	(62)		(57)
Divestitures	—		(2)	—		—
Settlements	(287)	[3]	(26)	(187)	[4]	—
Curtailments	—		(1)	—		—
Special termination benefits	1		1	—		—
Other	—		28	—		—
Benefit obligation at end of year[1]	$6,544		$6,376	$297		$495
Fair value of plan assets at beginning of year	$7,158		$8,905	$373		$419
Actual return on plan assets	537		(1,101)	17		(55)
Employer contributions	44		33	—		—
Participant contributions	5		5	7		9
Foreign currency exchange rate changes	76		(258)	—		—
Benefits paid	(300)		(427)	(34)		—
Settlements	(260)	[3]	(26)	(187)	[4]	—
Other	—		27	—		—
Fair value of plan assets at end of year	$7,260		$7,158	$176		$373
Net asset (liability) recognized	$716		$782	$(121)		$(122)
1 For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $6,463 million and $6,307 million as of December 31, 2023 and 2022, respectively.
2 A change in the weighted-average discount rate assumption was the primary driver of net actuarial loss (gain) during 2023 and 2022. For our U.S. qualified pension plan, a decrease in the discount rate resulted in an actuarial loss of $129 million during 2023, and an increase in the discount rate resulted in an actuarial gain of $1,231 million during 2022. Additional drivers of net actuarial loss (gain) included other assumption updates and plan experience.
3 Settlements primarily related to the U.S. qualified pension plan, which was amended in 2023 to provide lump sum payment options to all former employees. The U.S. qualified pension plan made $259 million of lump sum payments in 2023, causing a plan settlement, which resulted in recognition of a $76 million settlement charge related to the acceleration of existing unrecognized losses.
4 In 2023, the Company settled its U.S. post-65 other postretirement benefit obligations such that retiree reimbursement accounts will be funded by an insurance company beginning January 1, 2025 for the lifetime of certain retirees and their eligible dependents. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $187 million of plan assets and liabilities to an insurer and recognized a $14 million net settlement credit related to the acceleration of existing unrecognized gains.

Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2023	2022	2023	2022
Other noncurrent assets	$1,543	$1,558	$—	$44
Accounts payable and accrued expenses	(67)	(70)	(4)	(17)
Other noncurrent liabilities	(760)	(706)	(117)	(149)
Net asset (liability) recognized	$716	$782	$(121)	$(122)
Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2023	2022
Projected benefit obligation	$5,270	$972
Fair value of plan assets	4,443	197
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2023	2022
Accumulated benefit obligation	$5,165	$880
Fair value of plan assets	4,379	138
Certain of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated postretirement benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2023	2022
Accumulated postretirement benefit obligation	$297	$166
Fair value of plan assets	176	—

Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2023	2022	2023	2022
Cash and cash equivalents	$203	$473	$172	$162
Equity securities:
U.S.-based companies	457	509	721	679
International-based companies	208	285	713	654
Fixed-income securities:
Government bonds	848	793	538	445
Corporate bonds and debt securities	426	384	153	115
Mutual, pooled and commingled funds[1]	243	304	535	463
Hedge funds/limited partnerships	1,038	915	19	21
Real estate	367	417	9	7
Derivative financial instruments	—	—	33	(14)
Other	266	256	311	290
Total pension plan assets[2]	$4,056	$4,336	$3,204	$2,822
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
Investment Strategy for U.S. Pension Plan
The Company utilizes the services of investment managers to actively manage the assets of our U.S. qualified pension plan. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. pension plan assets is based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 18% equity securities, 47% fixed-income securities and 35% alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:
(1)optimize the long-term return on plan assets at an acceptable level of risk;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)maintain careful control of the risk level within each asset class.
The investment guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2023, no investment manager was responsible for more than 28% of total U.S. pension plan assets.
Our target allocation of 18% equity securities is composed of 81% global equities, 11% emerging market equities and 8% domestic small-cap and mid-cap equities. Optimal returns through our investments in global equities are achieved through security selection as well as country and sector diversification. As of December 31, 2023, investments in our common stock accounted for 9% of total global equities and 5% of total U.S. pension plan assets. Our investments in global equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets. Our investments in both emerging market equities and domestic small-cap and mid-cap equities may experience large swings in their market value. Our investments in these asset classes are selected based on capital appreciation potential.
Our target allocation of 47% fixed-income securities is composed of 62% long-duration bonds and 38% with multi-strategy alternative credit managers. Long-duration bonds are intended to provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. Multi-strategy alternative credit managers invest in a combination of high-yield bonds, bank loans, structured credit and emerging market debt. These investments are in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds and also help diversify our overall fixed-income portfolio.
Our target allocation for alternative investments is 35%. These alternative investments include hedge funds, reinsurance, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
The long-term target allocation for 66% of our international subsidiaries’ pension plan assets, primarily certain of our European and Canadian plans, is 60% equity securities, 29% fixed-income securities and 11% other investments. The actual allocation for the remaining 34% of the Company’s international subsidiaries’ pension plan assets consisted of 40% mutual, pooled and commingled funds; 23% fixed-income securities; 2% equity securities; and 35% other investments as of December 31, 2023. The investment strategies for our international subsidiaries’ pension plans vary greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other postretirement benefits primarily represent funding of one of the U.S. postretirement health care benefit plans through a Voluntary Employee Beneficiary Association (“VEBA”), a tax-qualified trust. The VEBA assets are primarily invested in liquid assets due to the level and timing of expected future benefit payments.
The following table presents total assets by asset class for our other postretirement benefit plans (in millions):

December 31,	2023	2022
Cash and cash equivalents	$10	$43
Equity securities:
U.S.-based companies	73	133
International-based companies	4	4
Fixed-income securities:
Government bonds	14	12
Corporate bonds and debt securities	7	71
Mutual, pooled and commingled funds	39	86
Hedge funds/limited partnerships	18	14
Real estate	6	6
Other	5	4
Total other postretirement benefit plan assets[1]	$176	$373
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

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans					Other Postretirement Benefit Plans
Year Ended December 31,	2023		2022	2021		2023		2022	2021
Service cost	$94		$93	$97		$4		$7	$9
Interest cost	322		232	183		27		17	15
Expected return on plan assets[1]	(475)		(558)	(606)		(14)		(16)	(17)
Amortization of prior service cost (credit)	1		—	—		(3)		(3)	(2)
Amortization of net actuarial loss (gain)[2]	96		109	146		(5)		—	4
Net periodic benefit cost (income)	38		(124)	(180)		9		5	9
Settlement charges (credits)	81	[3]	(1)	117	[4]	(14)	[5]	—	—
Curtailment credits	—		(1)	(1)		—		—	(1)
Special termination benefits	1		1	3		—		—	—
Other	—		1	—		—		—	—
Total cost (income)	$120		$(124)	$(61)		$(5)		$5	$8
1The Company has elected to use the actual fair value of plan assets as the market-related value of plan assets in the determination of the expected return on plan assets.
2Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10% of the greater of the benefit obligation and the market-related value of assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.
3Settlements primarily related to the U.S. qualified pension plan, which was amended in 2023 to provide lump sum payment options to all former employees. The U.S. qualified pension plan made $259 million of lump sum payments in 2023, causing a plan settlement, which resulted in recognition of a $76 million settlement charge related to the acceleration of existing unrecognized losses.
4Settlement charges were primarily related to our strategic realignment initiatives. Refer to Note 19.
5In 2023, the Company settled its U.S. post-65 other postretirement benefit obligations such that retiree reimbursement accounts will be funded by an insurance company beginning January 1, 2025 for the lifetime of certain retirees and their eligible dependents. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $187 million of plan assets and liabilities to an insurer and recognized a $14 million net settlement credit related to the acceleration of existing unrecognized gains.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.
Impact on Accumulated Other Comprehensive Income
The following table sets forth the pretax changes in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
Year Ended December 31,	2023	2022	2023	2022
Balance in AOCI at beginning of year	$(1,755)	$(2,125)	$95	$(4)
Recognized prior service cost (credit)	1	—	(3)	(3)
Recognized net actuarial loss (gain)	177	107	(19)	—
Prior service cost occurring during the year	—	(9)	(1)	—
Net actuarial gain (loss) occurring during the year	(313)	232	(12)	104
Net foreign currency translation adjustments	(16)	40	1	(2)
Balance in AOCI at end of year	$(1,906)	$(1,755)	$61	$95

The following table sets forth the pretax amounts in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2023	2022	2023	2022
Prior service credit (cost)	$(17)	$(17)	$20	$24
Net actuarial gain (loss)	(1,889)	(1,738)	41	71
Balance in AOCI at end of year	$(1,906)	$(1,755)	$61	$95
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2023	2022	2023	2022
Discount rate	5.00%	5.50%	6.25%	6.00%
Interest crediting rate	3.75%	4.00%	N/A	N/A
Rate of increase in compensation levels	4.00%	3.75%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost or income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	5.50%	3.00%	2.50%	6.00%	3.25%	2.75%
Interest crediting rate	4.00%	3.00%	3.00%	N/A	N/A	N/A
Rate of increase in compensation levels	3.75%	3.75%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.75%	7.00%	7.25%	3.75%	4.00%	4.25%
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

The cash balance interest crediting rate for the U.S. qualified pension plan is based on the yield on six-month U.S. Treasury bills on the last day of September of the previous plan year, plus 150 basis points, with a minimum interest crediting rate of 3.80% for all active employees and certain former employees. The Company assumes that the ultimate interest crediting rate is 140 basis points lower than the plan’s year-end discount rate and that the current interest crediting rate will converge with the ultimate interest crediting rate after a period of 10 years.
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the expected long-term rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2023 net periodic benefit income for the U.S. pension plans was 6.75%. As of December 31, 2023, the 5-year, 10-year and 15-year annualized return for the U.S. pension plan assets was 6.7%, 6.1% and 8.3%, respectively. The annualized return since inception was 9.9%.
The weighted-average assumptions for health care cost trend rates were as follows:

December 31,	2023	2022
Health care cost trend rate assumed for next year	8.50%	8.25%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	6.00%	5.50%
Year that the trend rate reaches the ultimate trend rate	2029	2030
We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions. The Company’s U.S. postretirement health care benefits are primarily provided through plans with either a capped Company cost or a defined-dollar benefit. This limits the effects of health care inflation on the Company.
Cash Flows
The expected benefit payments for our pension and other postretirement benefit plans for the 10 years succeeding December 31, 2023 are as follows (in millions):

	2024	2025	2026	2027	2028	2029-2033
Benefit payments for pension plans	$654	$615	$611	$614	$489	$2,421
Benefit payments for other postretirement benefit plans	49	29	27	24	23	99
Total	$703	$644	$638	$638	$512	$2,520
The Company anticipates making contributions of approximately $47 million to our pension trusts in 2024, all of which will be allocated to our international plans. These contributions are made in accordance with local laws and tax regulations.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants’ contributions up to a maximum of 3.0% to 3.5% of compensation, subject to an IRS limit on compensation. The Company’s expense for the U.S. plans totaled $44 million, $45 million and $32 million in 2023, 2022 and 2021, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company’s expense for these plans totaled $82 million in 2023 and $79 million in both 2022 and 2021.
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
The Company’s expense for multi-employer retirement plans totaled $1 million in 2023, 2022 and 2021. The plans we currently participate in have contractual arrangements that extend into 2026. If, in the future, we choose to withdraw from any of the multi-employer retirement plans in which we currently participate, we would record the appropriate withdrawal liability, if any, at that time.

NOTE 15: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2023	2022	2021
United States	$2,766	$3,452	$3,538
International	10,186	8,234	8,887
Total	$12,952	$11,686	$12,425
Income taxes consisted of the following (in millions):

	United States	State and Local	International		Total
2023
Current	$83	$129	$2,039		$2,251
Deferred	(135)	(78)	211		(2)
2022
Current	$468	$118	$1,651		$2,237
Deferred	(121)	(4)	3		(122)
2021
Current	$243	$106	$1,378		$1,727
Deferred	229	(10)	675	[1]	894
1 Includes net tax expense of $195 million related to changes in tax laws in certain foreign jurisdictions.
We made income tax payments of $2,580 million, $2,403 million and $2,168 million in 2023, 2022 and 2021, respectively, which included $723 million, $385 million, and $385 million, respectively, of the one-time transition tax required by the Tax Reform Act.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. Tax incentive grants favorably impacted our income tax expense by $332 million, $406 million and $381 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2023		2022	2021
Statutory U.S. federal tax rate	21.0%		21.0%	21.0%
State and local income taxes — net of federal benefit	1.1		1.4	1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	(0.3)		(0.6)	2.3	[2]
Equity income or loss	(2.1)		(2.7)	(2.0)
Excess tax benefits on stock-based compensation	(0.3)		(0.7)	(0.5)
Other — net	(2.0)	[1]	(0.3)	(0.8)	[3]
Effective tax rate	17.4%		18.1%	21.1%
1 Includes net tax benefit of $118 million (or a 0.9% impact on our effective tax rate) related to domestic provision to return adjustments, as well as for various discrete tax items. Also includes a tax benefit of $88 million (or a 0.7% impact on our effective tax rate) associated with the change in the Company’s indefinite reinvestment assertion for our Philippines and Bangladesh bottling operations.
2 Includes net tax charges of $375 million (or a 3.0% impact on our effective tax rate) related to changes in tax laws in certain foreign jurisdictions, amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions, as well as other discrete items.
3 Includes a tax benefit of $14 million (or a 1.5% impact on our effective tax rate) associated with the $834 million gain recorded upon the acquisition of the remaining ownership interest in BodyArmor. Refer to Note 2.
As of December 31, 2023, we have not recorded incremental income taxes for additional outside basis differences of $8.5 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
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
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which the court predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the Opinions and intends to vigorously defend its position. Refer to Note 12.
As of December 31, 2023, the gross amount of unrecognized tax benefits was $929 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $632 million, exclusive of any benefits related to interest and penalties. The remaining $297 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2023	2022	2021
Balance of unrecognized tax benefits at beginning of year	$926	$906	$915
Increase related to prior period tax positions	2	6	9
Decrease related to prior period tax positions	(25)	—	(50)
Increase related to current period tax positions	32	38	37
Decrease related to settlements with taxing authorities	—	(2)	(4)
Decrease due to lapse of the applicable statute of limitations	(2)	—	—
Effect of foreign currency translation	(4)	(22)	(1)
Balance of unrecognized tax benefits at end of year	$929	$926	$906
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $544 million, $496 million and $453 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2023, 2022 and 2021, respectively. Of these amounts, expense of $48 million, $43 million and $62 million was recognized in 2023, 2022 and 2021, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
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

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2023	2022
Deferred tax assets:
Property, plant and equipment	$25	$40
Trademarks and other intangible assets	1,414	1,617
Equity method investments (including net foreign currency translation adjustments)	239	366
Derivative financial instruments	156	207
Other liabilities	1,709	1,503
Benefit plans	554	522
Net operating loss carryforwards	273	248
Other	445	530
Gross deferred tax assets	4,815	5,033
Valuation allowances	(396)	(424)
Total deferred tax assets	$4,419	$4,609
Deferred tax liabilities:
Property, plant and equipment	$(748)	$(741)
Trademarks and other intangible assets	(1,917)	(1,843)
Equity method investments (including net foreign currency translation adjustments)	(1,633)	(1,632)
Derivative financial instruments	(282)	(488)
Other liabilities	(330)	(372)
Benefit plans	(428)	(490)
Other	(159)	(211)
Total deferred tax liabilities	$(5,497)	$(5,777)
Net deferred tax assets (liabilities)	$(1,078)	$(1,168)
As of December 31, 2023 and 2022, we had net deferred tax assets of $273 million and $398 million, respectively, located in countries outside the United States.
As of December 31, 2023, we had $1,705 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $383 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2023	2022	2021
Balance at beginning of year	$424	$401	$406
Additions	28	47	25
Deductions	(56)	(24)	(30)
Balance at end of year	$396	$424	$401
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
In 2023, the Company recognized a net decrease of $28 million in its valuation allowances, primarily due to net decreases in the deferred tax assets and related valuation allowances on a certain equity method investment, certain excess foreign tax credit carryforwards and the changes in net operating losses in the normal course of business.

In 2022, the Company recognized a net increase of $23 million in its valuation allowances. The increase was primarily due to significant negative evidence on the utilization of excess foreign tax credits generated in the current year. The increase was also due to net increases in the deferred tax assets and related valuation allowances on certain equity method investments and the changes in net operating losses in the normal course of business.
In 2021, the Company recognized a net decrease of $5 million in its valuation allowances. The decrease was primarily due to net decreases in the deferred tax assets and related valuation allowances on certain equity method investments and the changes in net operating losses in the normal course of business.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2023	2022
Net foreign currency translation adjustments	$(12,726)	$(13,609)
Accumulated net gains (losses) on derivatives	(154)	24
Unrealized net gains (losses) on available-for-sale debt securities	(1)	(25)
Adjustments to pension and other postretirement benefit liabilities	(1,394)	(1,285)
Accumulated other comprehensive income (loss)	$(14,275)	$(14,895)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2023
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$10,714	$(11)	$10,703
Other comprehensive income:
Net foreign currency translation adjustments	883	(147)	736
Net gains (losses) on derivatives[1]	(178)	—	(178)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	24	—	24
Net change in pension and other postretirement benefit liabilities[3]	(109)	—	(109)
Total comprehensive income	$11,334	$(158)	$11,176
1 Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3 Refer to Note 14 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2023
Foreign currency translation adjustments:
Translation adjustments arising during the year	$366	$(131)	$235
Reclassification adjustments recognized in net income	223	—	223
Gains (losses) on intra-entity transactions that are of a long-term investment nature	712	—	712
Gains (losses) on net investment hedges arising during the year[1]	(382)	95	(287)
Net foreign currency translation adjustments	$919	$(36)	$883
Derivatives:
Gains (losses) arising during the year	$(194)	$23	$(171)
Reclassification adjustments recognized in net income	(10)	3	(7)
Net gains (losses) on derivatives[1]	$(204)	$26	$(178)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$28	$(10)	$18
Reclassification adjustments recognized in net income	7	(1)	6
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$35	$(11)	$24
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(314)	$80	$(234)
Reclassification adjustments recognized in net income	157	(32)	125
Net change in pension and other postretirement benefit liabilities[3]	$(157)	$48	$(109)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$593	$27	$620

2022
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(125)	$(226)	$(351)
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,419)	—	(1,419)
Gains (losses) on net investment hedges arising during the year[1]	741	(185)	556
Net foreign currency translation adjustments	$(603)	$(411)	$(1,014)
Derivatives:
Gains (losses) arising during the year	$165	$(40)	$125
Reclassification adjustments recognized in net income	(161)	40	(121)
Net gains (losses) on derivatives[1]	$4	$—	$4
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(69)	$4	$(65)
Reclassification adjustments recognized in net income	131	(29)	102
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$62	$(25)	$37
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$420	$(90)	$330
Reclassification adjustments recognized in net income	104	(26)	78
Net change in pension and other postretirement benefit liabilities[3]	$524	$(116)	$408
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(13)	$(552)	$(565)

	Before-Tax Amount	Income Tax	After-Tax Amount
2021
Foreign currency translation adjustments:
Translation adjustments arising during the year	$263	$19	$282
Reclassification adjustments recognized in net income	257	—	257
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,798)	—	(1,798)
Gains (losses) on net investment hedges arising during the year[1]	918	(230)	688
Reclassification adjustments for net investment hedges recognized in net income	4	—	4
Net foreign currency translation adjustments	$(356)	$(211)	$(567)
Derivatives:
Gains (losses) arising during the year	$160	$(41)	$119
Reclassification adjustments recognized in net income	124	(29)	95
Net gains (losses) on derivatives[1]	$284	$(70)	$214
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(141)	$48	$(93)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(137)	$47	$(90)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$653	$(138)	$515
Reclassification adjustments recognized in net income	265	(66)	199
Net change in pension and other postretirement benefit liabilities[3]	$918	$(204)	$714
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$709	$(438)	$271
1Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3Refer to Note 14 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following table presents the reclassifications from AOCI into income recorded during the year ended December 31, 2023 (in millions):

Description of AOCI Component	Financial Statement Line Item Impacted	Amount Reclassified from AOCI
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$223
	Income before income taxes	223
	Income taxes	—
	Consolidated net income	$223
Derivatives:
Foreign currency contracts	Net operating revenues	$3
Foreign currency contracts	Other income (loss) — net	(17)
Foreign currency contracts	Interest expense	4
	Income before income taxes	(10)
	Income taxes	3
	Consolidated net income	$(7)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$7
	Income before income taxes	7
	Income taxes	(1)
	Consolidated net income	$6
Pension and other postretirement benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$1
Settlement charges (credits)	Other income (loss) — net	67
Recognized net actuarial loss (gain)	Other income (loss) — net	91
Recognized prior service cost (credit)	Other income (loss) — net	(2)
	Income before income taxes	157
	Income taxes	(32)
	Consolidated net income	$125
1 Related to the refranchising of our bottling operations in Vietnam and the sale of our ownership interest in our equity method investees in Pakistan and Indonesia. Refer to Note 2.
2 Related to the sale of our ownership interest in our equity method investee in Pakistan. Refer to Note 2.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,727	$188	$6		$85	$—		$2,006
Debt securities[1]	—	1,172	3		—	—		1,175
Derivatives[2]	—	275	—		—	(222)	[6]	53	[8]
Total assets	$1,727	$1,635	$9		$85	$(222)		$3,234
Liabilities:
Contingent consideration liability	$—	$—	$3,017	[5]	$—	$—		$3,017
Derivatives[2]	3	1,445	—		—	(1,256)	[7]	192	[8]
Total liabilities	$3	$1,445	$3,017		$—	$(1,256)		$3,209
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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife, LLC (“fairlife”) in 2020, which is contingent on fairlife achieving certain financial targets through 2024 and, if achieved, is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made. The Company made a milestone payment of $275 million during 2023.
6The Company is obligated to return $4 million in cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $1,039 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $53 million in the line item other noncurrent assets and $192 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivatives portfolio.

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
5Represents the fair value of future milestone payments related to our acquisition of fairlife, which are contingent on fairlife achieving certain financial targets through 2024 and, if achieved, are payable in 2023 and 2025. These milestone payments are based on agreed-upon formulas related to fairlife’s operating results, the resulting values of which are not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the years ended December 31, 2023 and 2022.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2023 and 2022.

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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2023		2022
Impairment of property, plant and equipment	$(46)	[1]	$—
Other-than-temporary impairment charges	(39)	[2]	(96)	[3]
Impairment of intangible assets	—		(57)	[4]
Valuation of shares in equity method investee	—		(24)	[5]
Total	$(85)		$(177)
1The Company recorded an asset impairment charge of $25 million during the year ended December 31, 2023 related to the discontinuation of certain manufacturing operations in Asia Pacific. Additionally, the Company recorded an asset impairment charge of $21 million during the year ended December 31, 2023 related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, were primarily driven by management’s best estimate of the potential proceeds from the disposal of the related assets.
2The Company recorded an other-than-temporary impairment charge of $39 million during the year ended December 31, 2023 related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
3The Company recorded an other-than-temporary impairment charge of $96 million during the year ended December 31, 2022 related to an equity method investee in Russia. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
4During the year ended December 31, 2022, the Company recorded an impairment charge of $57 million related to a trademark in Asia Pacific, which was primarily driven by a change in brand strategy resulting in revised projections of future operating results for the trademark. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs.
5During the year ended December 31, 2022, we recognized a net loss of $24 million on assets measured at fair value on a nonrecurring basis. The net loss was recorded as a result of an equity method investee issuing additional shares of its stock. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment. This net loss was determined using Level 2 inputs and primarily resulted from the recognition of cumulative translation losses.
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

Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2023								December 31, 2022
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2		Level 3		Other	[1]	Total
Cash and cash equivalents	$163	$212		$—		$—		$375	$146	$489		$—		$—		$635
Equity securities:
U.S.-based companies	1,148	—		30		—		1,178	1,157	7		24		—		1,188
International-based companies	904	15		2		—		921	920	16		3		—		939
Fixed-income securities:
Government bonds	107	1,279		—		—		1,386	91	1,147		—		—		1,238
Corporate bonds and debt securities	—	552		27		—		579	—	469		30		—		499
Mutual, pooled and commingled funds	12	257		—		509	[4]	778	35	202		—		530	[4]	767
Hedge funds/limited partnerships	—	—		—		1,057	[5]	1,057	—	—		—		936	[5]	936
Real estate	—	—		—		376	[6]	376	—	—		—		424	[6]	424
Derivative financial instruments	—	33	[2]	—		—		33	—	(14)	[2]	—		—		(14)
Other	—	—		323	[3]	254	[7]	577	—	—		300	[3]	246	[7]	546
Total	$2,334	$2,348		$382		$2,196		$7,260	$2,349	$2,316		$357		$2,136		$7,158
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

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans (in millions):

	Equity Securities	Fixed-Income Securities	Other[1]	Total
2022
Balance at beginning of year	$27	$29	$283	$339
Actual return on plan assets	(12)	1	5	(6)
Purchases, sales and settlements — net	(1)	4	—	3
Transfers into (out of) Level 3 — net	13	(4)	—	9
Other	—	—	27	27
Net foreign currency translation adjustments	—	—	(15)	(15)
Balance at end of year	$27	$30	$300	$357
2023
Balance at beginning of year	$27	$30	$300	$357
Actual return on plan assets	1	(2)	8	7
Purchases, sales and settlements — net	—	(1)	7	6
Transfers into (out of) Level 3 — net	4	—	—	4
Net foreign currency translation adjustments	—	—	8	8
Balance at end of year	$32	$27	$323	$382
1Includes purchased annuity insurance contracts.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy for our other postretirement benefit plan assets (in millions):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Other [1]	Total	Level 1	Level 2	Other [1]	Total
Cash and cash equivalents	$6	$4	$—	$10	$35	$8	$—	$43
Equity securities:
U.S.-based companies	73	—	—	73	133	—	—	133
International-based companies	4	—	—	4	4	—	—	4
Fixed-income securities:
Government bonds	—	14	—	14	—	12	—	12
Corporate bonds and debt securities	—	7	—	7	—	71	—	71
Mutual, pooled and commingled funds	—	37	2	39	—	83	3	86
Hedge funds/limited partnerships	—	—	18	18	—	—	14	14
Real estate	—	—	6	6	—	—	6	6
Other	—	—	5	5	—	—	4	4
Total	$83	$62	$31	$176	$172	$174	$27	$373
1Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in Note 14.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $37,507 million and $33,445 million, respectively. As of December 31, 2022, the carrying value and fair value of our long-term debt, including the current portion, were $36,776 million and $32,698 million, respectively.

NOTE 18: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2023, the Company recorded other operating charges of $1,951 million. These charges consisted of $1,702 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $164 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $27 million related to the restructuring of our North America operating unit, $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $8 million related to tax litigation expense.
In 2022, the Company recorded other operating charges of $1,215 million. These charges primarily consisted of $1,000 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $85 million related to the Company’s productivity and reinvestment program and $57 million related to the impairment of a trademark in Asia Pacific. In addition, other operating charges included $38 million related to the restructuring of our North America operating unit and $38 million related to the BodyArmor acquisition, which included various transition and transaction costs, employee retention costs and the amortization of noncompete agreements, net of the reimbursement of distributor termination fees recorded in 2021. These charges were partially offset by a net gain of $6 million due to revisions of management’s estimates related to the Company’s strategic realignment initiatives.
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
Refer to Note 2 for additional information on the acquisition of BodyArmor. Refer to Note 12 for additional information related to the tax litigation. Refer to Note 17 for additional information on fairlife and the impairment charges. Refer to Note 19 for additional information on the Company’s restructuring initiatives. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Interest Expense
During the year ended December 31, 2021, the Company recorded a charge of $650 million related to the extinguishment of long-term debt, which impacted Corporate. Refer to Note 11.
Equity Income (Loss) — Net
The Company recorded net charges of $159 million, $34 million and $13 million in equity income (loss) — net during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
Other Income (Loss) — Net
During 2023, the Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam, a net gain of $289 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $94 million related to the sale of our ownership interests in our equity method investees in Pakistan and Indonesia. Additionally, the Company recorded charges of $67 million due to pension and other postretirement benefit plan settlement charges, an other-than-temporary impairment charge of $39 million related to an equity method investee in Latin America and charges of $32 million related to the restructuring of our manufacturing operations in the United States.
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
Refer to Note 2 for additional information on the acquisition of BodyArmor, the sales of our ownership interests in equity method investees, as well as the refranchising of our bottling operations in Vietnam and Cambodia. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on pension and other postretirement benefit plan activity. Refer to Note 17 for additional information on the impairment charges and one of our equity method investees issuing additional shares of its stock. Refer to Note 19 for additional information on the Company’s strategic realignment initiatives. Refer to Note 20 for the impact these items had on our operating segments and Corporate.
NOTE 19: RESTRUCTURING
Strategic Realignment
In August 2020, the Company announced strategic steps to transform our organizational structure in an effort to better enable us to capture growth in the fast-changing marketplace. The Company has transformed into a networked global organization designed to combine the power of scale with the deep knowledge required to win locally. We created new operating units effective January 1, 2021, which are focused on regional and local execution. The operating units sit under our four geographic operating segments and are highly interconnected, with the goal of eliminating duplication of resources and scaling new products more quickly. The operating units work closely with five global marketing category leadership teams to rapidly scale ideas while staying close to the consumer. The global marketing category leadership teams primarily focus on innovation as well as marketing efficiency and effectiveness. The organizational structure also includes a center and a platform services organization. Refer to Note 20 for additional information on our organizational structure.
The Company has incurred total pretax expenses of $684 million related to these strategic realignment initiatives since they commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 20 for the impact these expenses had on our operating segments and Corporate. Outside services reported in the table below primarily relate to expenses in connection with legal and consulting activities. The strategic realignment initiatives were substantially complete as of December 31, 2021.

The following table summarizes the balance of accrued expenses related to these strategic realignment initiatives (in millions):

	Severance Pay and Benefits		Outside Services	Other Direct Costs	Total
2021
Accrued balance at beginning of year	$181		$1	$3	$185
Costs incurred	224		37	2	263
Payments	(265)		(35)	(3)	(303)
Noncash and exchange	(120)	[1]	(2)	—	(122)
Accrued balance at end of year	$20		$1	$2	$23
2022
Accrued balance at beginning of year	$20		$1	$2	$23
Costs incurred	(4)		—	(2)	(6)
Payments	(15)		—	—	(15)
Noncash and exchange	1		—	—	1
Accrued balance at end of year	$2		$1	$—	$3
2023
Accrued balance at beginning of year	$2		$1	$—	$3
Payments	(2)		—	—	(2)
Noncash and exchange	—		(1)	—	(1)
Accrued balance at end of year	$—		$—	$—	$—
1Includes pension settlement charges. Refer to Note 14.
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure will bring together all bottler-related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and will help streamline how we work. The Company has incurred total pretax expenses of $65 million related to this restructuring program since it commenced. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 20 for the impact these charges had on our operating segments and Corporate. This restructuring program was substantially complete as of December 31, 2023.
The following table summarizes the balance of accrued expenses related to these North America operating unit restructuring initiatives (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2022
Costs incurred	$38	$—	$—	$38
Payments	(1)	—	—	(1)
Accrued balance at end of year	$37	$—	$—	$37
2023
Accrued balance at beginning of year	$37	$—	$—	$37
Costs incurred	22	1	4	27
Payments	(58)	(1)	(4)	(63)
Accrued balance at end of year	$1	$—	$—	$1

Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program was expanded multiple times, with the last expansion occurring in April 2017. The remaining initiatives included in this program, which are primarily designed to further simplify and standardize our organization, will be completed in 2024.
The Company has incurred total pretax expenses of $4,293 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 20 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily include costs associated with outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2021
Accrued balance at beginning of year	$15	$—	$2	$17
Costs incurred	4	97	14	115
Payments	(6)	(97)	(14)	(117)
Noncash and exchange	(1)	—	3	2
Accrued balance at end of year	$12	$—	$5	$17
2022
Accrued balance at beginning of year	$12	$—	$5	$17
Costs incurred	(4)	81	8	85
Payments	(2)	(81)	(11)	(94)
Noncash and exchange	(2)	—	—	(2)
Accrued balance at end of year	$4	$—	$2	$6
2023
Accrued balance at beginning of year	$4	$—	$2	$6
Costs incurred	(1)	131	34	164
Payments	—	(124)	(42)	(166)
Noncash and exchange	—	(7)	6	(1)
Accrued balance at end of year	$3	$—	$—	$3
NOTE 20: OPERATING SEGMENTS
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
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2023	2022	2021
Concentrate operations	58%	56%	56%
Finished product operations	42	44	44
Total	100%	100%	100%
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
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2023	2022	2021
United States	$16,550	$15,413	$13,010
International	29,204	27,591	25,645
Net operating revenues	$45,754	$43,004	$38,655
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2023	2022	2021
United States	$3,682	$3,494	$3,420
International	5,554	6,347	6,500
Property, plant and equipment — net	$9,236	$9,841	$9,920

Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Year Ended December 31, 2023
Net operating revenues:
Third party	$7,392	$5,830	$16,766	$4,724		$3,064	$7,852		$126	$—	$45,754
Intersegment	686	—	8	731		—	8		—	(1,433)	—
Total net operating revenues	8,078	5,830	16,774	5,455		3,064	7,860		126	(1,433)	45,754
Operating income (loss)	4,202	3,432	4,435	2,040		329	578		(3,705)	—	11,311
Interest income	—	—	47	—		6	—		854	—	907
Interest expense	—	—	—	—		—	—		1,527	—	1,527
Depreciation and amortization	59	48	310	50		128	389		144	—	1,128
Equity income (loss) — net	16	9	—	(146)		—	1,495		317	—	1,691
Income (loss) before income taxes	4,255	3,404	4,450	1,905		338	2,119		(3,519)	—	12,952
Identifiable operating assets	7,117	3,149	25,808	2,428	[2]	7,607	9,871	[2]	21,934	—	77,914
Investments[1]	389	712	15	71		—	13,639		4,963	—	19,789
Capital expenditures	43	1	412	23		192	843		338	—	1,852
As of and for the Year Ended December 31, 2022
Net operating revenues:
Third party	$6,896	$4,910	$15,667	$4,711		$2,843	$7,883		$94	$—	$43,004
Intersegment	627	—	7	734		—	8		—	(1,376)	—
Total net operating revenues	7,523	4,910	15,674	5,445		2,843	7,891		94	(1,376)	43,004
Operating income (loss)	3,958	2,870	3,742	2,303		185	487		(2,636)	—	10,909
Interest income	—	—	29	—		9	—		411	—	449
Interest expense	—	—	—	—		—	—		882	—	882
Depreciation and amortization	63	39	330	58		140	435		195	—	1,260
Equity income (loss) — net	43	7	(1)	9		—	1,184		230	—	1,472
Income (loss) before income taxes	3,952	2,879	3,768	2,320		196	1,743		(3,172)	—	11,686
Identifiable operating assets	7,088	2,067	25,760	2,368	[3]	7,325	10,232	[3]	19,158	—	73,998
Investments[1]	410	629	15	219		—	12,892		4,600	—	18,765
Capital expenditures	50	4	280	22		179	697		252	—	1,484
Year Ended December 31, 2021
Net operating revenues:
Third party	$6,564	$4,143	$13,184	$4,682		$2,805	$7,194		$83	$—	$38,655
Intersegment	629	—	6	609		—	9		2	(1,255)	—
Total net operating revenues	7,193	4,143	13,190	5,291		2,805	7,203		85	(1,255)	38,655
Operating income (loss)	3,735	2,534	3,331	2,325		293	473		(2,383)	—	10,308
Interest income	—	—	40	—		10	—		226	—	276
Interest expense	—	—	—	—		—	—		1,597	—	1,597
Depreciation and amortization	76	39	388	49		135	529		236	—	1,452
Equity income (loss) — net	33	9	22	8		(6)	1,071		301	—	1,438
Income (loss) before income taxes	3,821	2,542	3,140	2,350		310	1,596		(1,334)	—	12,425
Capital expenditures	35	2	228	65		285	560		192	—	1,367
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in India represented 12% of consolidated property, plant and equipment — net as of December 31, 2023.
3Property, plant and equipment — net in the Philippines represented 10% of consolidated property, plant and equipment — net as of December 31, 2022. As of December 31, 2023, the Company’s bottling operations in the Philippines met the criteria to be classified as held for sale. Refer to Note 2.

During 2023, 2022 and 2021, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2023, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $1,702 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 17.
•Operating income (loss) and income (loss) before income taxes were reduced by $165 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) and income (loss) before income taxes were increased by $1 million for North America due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 19.
•Operating income (loss) and income (loss) before income taxes were reduced by $35 million for Asia Pacific due to the discontinuation of certain manufacturing operations.
•Operating income (loss) and income (loss) before income taxes were reduced by $27 million for North America due to the restructuring of our North America operating unit. Refer to Note 19.
•Operating income (loss) and income (loss) before income taxes for North America were reduced by $18 million and $50 million, respectively, due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Corporate related to our acquisition of BodyArmor. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Corporate related to tax litigation expense. Refer to Note 12.
•Income (loss) before income taxes was increased by $439 million for Corporate due to the refranchising of our bottling operations in Vietnam. Refer to Note 2.
•Income (loss) before income taxes was increased by $289 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $94 million for Corporate related to the sale of our ownership interests in our equity method investees in Indonesia and Pakistan. Refer to Note 2.
•Income (loss) before income taxes was reduced by $146 million for Asia Pacific, $7 million for Bottling Investments, $5 million for Latin America and $1 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $67 million for Corporate due to pension and other postretirement benefit plan settlement charges. Refer to Note 14.
•Income (loss) before income taxes was reduced by $39 million for Latin America due to an other-than-temporary impairment charge related to an equity method investee. Refer to Note 17.
In 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were increased by $7 million for Europe, Middle East and Africa and were reduced by $1 million for Corporate due to revisions of management’s estimates related to the Company’s strategic realignment initiatives. Refer to Note 19.
•Operating income (loss) and income (loss) before income taxes were reduced by $1,000 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 17.
•Operating income (loss) and income (loss) before income taxes were reduced by $85 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 19.
•Operating income (loss) and income (loss) before income taxes were reduced by $59 million for Corporate and were increased by $21 million for North America related to our acquisition of BodyArmor. Refer to Note 18.
•Operating income (loss) and income (loss) before income taxes were reduced by $57 million for Asia Pacific due to the impairment of a trademark. Refer to Note 17.

•Operating income (loss) and income (loss) before income taxes were reduced by $38 million for North America due to the restructuring of our North America operating unit. Refer to Note 19.
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
•Income (loss) before income taxes was reduced by $96 million for Europe, Middle East and Africa due to an other-than-temporary impairment charge related to an equity method investee in Russia. Refer to Note 17.
•Income (loss) before income taxes was reduced by $34 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $24 million for Corporate due to one of our equity method investees issuing additional shares of its stock. Refer to Note 17.
In 2021, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $369 million for Corporate related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
•Operating income (loss) and income (loss) before income taxes were reduced by $115 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 19.
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
•Operating income (loss) and income (loss) before income taxes were reduced by $63 million and $61 million, respectively, for Europe, Middle East and Africa; $46 million and $160 million, respectively, for Corporate; $12 million and $14 million, respectively, for Asia Pacific; and $11 million and $12 million, respectively, for Latin America due to the Company’s strategic realignment initiatives. In addition, operating income (loss) and income (loss) before income taxes were reduced by $14 million for North America, and income (loss) before income taxes was reduced by $2 million for Bottling Investments due to the Company’s strategic realignment initiatives. Refer to Note 19.
•Operating income (loss) and income (loss) before income taxes were reduced by $52 million and $316 million, respectively, for North America, and income (loss) before income taxes was reduced by $2 million for Corporate related to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $15 million for Corporate related to tax litigation expense. Refer to Note 12.
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

•Income (loss) before income taxes was reduced by $650 million for Corporate related to charges associated with the extinguishment of long-term debt. Refer to Note 11.
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
NOTE 21: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2023	2022	2021
(Increase) decrease in trade accounts receivable	$(2)	$(69)	$(225)
(Increase) decrease in inventories[1]	(597)	(960)	(135)
(Increase) decrease in prepaid expenses and other current assets	(323)	225	(241)
Increase (decrease) in accounts payable and accrued expenses[2]	841	759	2,843
Increase (decrease) in accrued income taxes	(578)	(360)	(566)
Increase (decrease) in other noncurrent liabilities	(187)	(200)	(351)
Net change in operating assets and liabilities	$(846)	$(605)	$1,325
1The increase in inventories in 2022 was primarily due to improved business performance, higher costs and the buildup of inventory to manage potential supply chain disruptions.
2The increase in accounts payable and accrued expenses in 2021 was primarily due to an increase in trade accounts payable, higher marketing accruals, BodyArmor acquisition-related accruals and higher annual incentive accruals. Refer to Note 2 for additional information regarding the BodyArmor acquisition.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
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
Audit Committee’s Responsibility
The Audit Committee of our Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Company’s 2024 Proxy Statement.

James Quincey	John Murphy
Chairman of the Board of Directors and Chief Executive Officer February 20, 2024	President and Chief Financial Officer February 20, 2024

Erin May	Mark Randazza
Senior Vice President and Controller February 20, 2024	Senior Vice President, Assistant Controller and Chief Accounting Officer February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
As described in Note 12 and Note 15 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2023, the gross amount of unrecognized tax benefits was $929 million. As described in Note 12, on September 17, 2015 the Company received a Statutory Notice of Deficiency from the Internal Revenue Service (“IRS”) for the tax years 2007 through 2009 in the amount of $3.3 billion for the period. On November 18, 2020, the U.S. Tax Court issued an opinion predominantly siding with the IRS related to the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates for tax years 2007 through 2009. On November 8, 2023, the U.S. Tax Court issued a supplemental opinion, siding with the IRS.
While the Company continues to disagree with the IRS positions and the portions of the opinion affirming such positions, it is possible that some portion or all of the adjustment proposed by the IRS could ultimately be upheld. As a result of the application of ASC 740, Accounting for Income Taxes, the Company has recorded a tax reserve of $439 million for this matter as of December 31, 2023.
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
Our audit procedures included, among others, evaluating the assumptions the Company used to assess its uncertain tax positions and related unrecognized tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the identification and measurement of uncertain tax positions. We evaluated evidence of management’s assessment of the opinion, including inquiries of tax counsel, inspection of technical memos, and written representations of management. We involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessment, including the assessment of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosures of uncertain tax positions included in Note 12 and Note 15.

Valuation of trademarks with indefinite lives and goodwill
Description of the Matter
As described in Note 1 to the Company’s consolidated financial statements, the Company performs an annual impairment test of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment test may be qualitative or quantitative. Trademarks with indefinite lives and goodwill were $14.3 billion and $18.4 billion, respectively, as of December 31, 2023.
Auditing the valuation of trademarks with indefinite lives and reporting units with goodwill involved complex judgment due to the significant estimation required in determining the fair value of the trademarks with indefinite lives and related reporting units with goodwill, respectively. Specifically, the fair value estimates were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included sales volume, pricing, royalty rates, long-term growth rates, and discount rates, as applicable.

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
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on Internal Control Over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
February 20, 2024

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2023 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, “Item 8. Financial Statements and Supplementary Data” in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2023.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Directors under the subheadings “Item 1 Election of Directors,” “Board Membership Criteria,” “Director Nomination Process” and “Biographical Information About Our Director Nominees” under the principal heading “Governance”; the information regarding the Codes of Business Conduct under the subheading “Additional Governance Matters” under the principal heading “Governance”; the information under the subheading “Delinquent Section 16(a) Reports” under the principal heading “Share Ownership”; and the information regarding the Audit Committee under the subheading “Board and Committee Governance” under the principal heading “Governance” in the Company’s 2024 Proxy Statement are incorporated herein by reference. See Item X. in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the subheading “Director Compensation” under the principal heading “Governance”; the information under the subheadings “Compensation Discussion and Analysis”; “Compensation Committee Report”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Tables”; “Payments on Termination or Change in Control” and “Pay Ratio Disclosure” under the principal heading “Compensation”; and the information under the subheading “Annex B — Summary of Plans” under the principal heading “Annexes” in the Company’s 2024 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” and the information under the principal heading “Share Ownership” in the Company’s 2024 Proxy Statement are incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading “Director Independence and Related Person Transactions” under the principal heading
“Governance” in the Company’s 2024 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding Audit Fees, Audit-Related Fees, Tax Fees, All Other Fees and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors under the subheading “Item 5 Ratification of the Appointment of Ernst & Young LLP as Independent Auditors” under the principal heading “Audit Matters” in the Company’s 2024 Proxy Statement is incorporated herein by reference.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets — December 31, 2023 and 2022
Consolidated Statements of Cash Flows — Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

3.2	By-Laws of the Company, as amended and restated through October 19, 2023 — incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 20, 2023.
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
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

10.1
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.1.1
Annual Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the “1999 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the “2008 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the “1989 Restricted Stock Award Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4.1
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.2
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.1
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.2
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.7
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.8
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.9
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.10
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.11
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.12
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.13
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.17
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 8, 2020.*

10.5.18
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.19
Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.20
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.21
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.22
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 16, 2022 — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022.*

10.5.23
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.24
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.25
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.26
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023.*

10.5.27
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023.*

10.5.28
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 26, 2023.*

10.5.29	Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024.*
10.5.30	Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024.*
10.5.31	Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024.*
10.6
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the “Supplemental Pension Plan”) — incorporated herein by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.6.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.6.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.6.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.6.4
Amendment Four to the Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.6.5
Amendment Five to the Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.6.6
Amendment Six to the Supplemental Pension Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.8.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.6.7
Amendment Seven to the Supplemental Pension Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.6.8
Amendment Eight to the Supplemental Pension Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.6.9	Amendment Nine to the Supplemental Pension Plan, dated December 7, 2023.*
10.7
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 17, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.7.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.2
Amendment Two to The Coca-Cola Company Supplemental 401(k) Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7.3
Amendment Three to The Coca-Cola Company Supplemental 401(k) Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.7.4	Amendment Four to The Coca-Cola Company Supplemental 401(k) Plan, dated December 7, 2023.*
10.8
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the “Supplemental Cash Balance Plan”) — incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.8.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.8.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.8.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.4
Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.11.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.8.5
Amendment Five to the Supplemental Cash Balance Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.8.6
Amendment Six to the Supplemental Cash Balance Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.8.7	Amendment Seven to the Supplemental Cash Balance Plan, dated December 7, 2023.*
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

10.10.3	Amendment to the Deferred Compensation Plan, dated November 30, 2023.*
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

10.13	The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2024.*
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
10.38
Letter, dated February 19, 2020, from the Company to Kathy Loveless — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.39
Letter, dated July 15, 2020, from the Company to Bradley Gayton — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.39.1
Consulting Agreement between The Coca-Cola Company and Bradley Gayton, dated April 20, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2021.*

10.40
Letter, dated September 14, 2020, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.40.1
Letter, dated December 13, 2022, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.41
Letter, dated April 23, 2021, from the Company to Monica Howard Douglas — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021.*

10.42
Letter, dated December 14, 2022, from the Company to Bruno Pietracci — incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.43
Letter, dated April 1, 2023, from the Company to Erin “Ellie” May — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

21.1	List of subsidiaries of the Company as of December 31, 2023.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

97	The Coca-Cola Company Incentive Based Compensation Recoupment Policy.
101
The following financial information from The Coca-Cola Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Balance Sheets as of December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)

By:	/s/ JAMES QUINCEY
James Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy President and Chief Financial Officer (Principal Financial Officer)

February 20, 2024	February 20, 2024

/s/ ERIN MAY	/s/ MARK RANDAZZA
Erin May Senior Vice President and Controller (On behalf of the Registrant)	Mark Randazza Senior Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)

February 20, 2024	February 20, 2024

*	*
Herb Allen Director	Christopher C. Davis Director

February 20, 2024	February 20, 2024

*	*
Marc Bolland Director	Barry Diller Director

February 20, 2024	February 20, 2024

*	*
Ana Botín Director	Carolyn Everson Director

February 20, 2024	February 20, 2024

*	*
Helene D. Gayle Director	Amity Millhiser Director

February 20, 2024	February 20, 2024

*	*
Thomas S. Gayner Director	Caroline J. Tsay Director

February 20, 2024	February 20, 2024

*	*
Alexis M. Herman Director	David B. Weinberg Director

February 20, 2024	February 20, 2024

*
Maria Elena Lagomasino Director

February 20, 2024

*By:	/s/ JENNIFER MANNING
Jennifer Manning Attorney-in-fact

February 20, 2024