Form 10-Q
period 2024-03-29
COCA COLA CO
filed 2024-05-02
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 30, 2024
$0.25 Par Value	4,307,955,307

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and net income per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the U.S. Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net Operating Revenues	$11,300	$10,980
Cost of goods sold	4,235	4,317
Gross Profit	7,065	6,663
Selling, general and administrative expenses	3,351	3,185
Other operating charges	1,573	111
Operating Income	2,141	3,367
Interest income	246	168
Interest expense	382	372
Equity income (loss) — net	354	275
Other income (loss) — net	1,513	615
Income Before Income Taxes	3,872	4,053
Income taxes	687	940
Consolidated Net Income	3,185	3,113
Less: Net income (loss) attributable to noncontrolling interests	8	6
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,177	$3,107
Basic Net Income Per Share[1]	$0.74	$0.72
Diluted Net Income Per Share[1]	$0.74	$0.72
Average Shares Outstanding — Basic	4,310	4,326
Effect of dilutive securities	12	19
Average Shares Outstanding — Diluted	4,322	4,345
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 29, 2024	March 31, 2023
Consolidated Net Income	$3,185	$3,113
Other Comprehensive Income:
Net foreign currency translation adjustments	(303)	549
Net gains (losses) on derivatives	49	(70)
Net change in unrealized gains (losses) on available-for-sale debt securities	5	8
Net change in pension and other postretirement benefit liabilities	(4)	11
Total Comprehensive Income	2,932	3,611
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16)	(69)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$2,948	$3,680
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	March 29, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$10,443	$9,366
Short-term investments	4,760	2,997
Total Cash, Cash Equivalents and Short-Term Investments	15,203	12,363
Marketable securities	1,716	1,300
Trade accounts receivable, less allowances of $504 and $502, respectively	4,244	3,410
Inventories	4,961	4,424
Prepaid expenses and other current assets	3,338	5,235
Total Current Assets	29,462	26,732
Equity method investments	19,495	19,671
Other investments	147	118
Other noncurrent assets	7,291	7,162
Deferred income tax assets	1,457	1,561
Property, plant and equipment, less accumulated depreciation of $9,359 and $9,233, respectively	9,306	9,236
Trademarks with indefinite lives	13,532	14,349
Goodwill	18,210	18,358
Other intangible assets	492	516
Total Assets	$99,392	$97,703
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$19,425	$15,485
Loans and notes payable	6,054	4,557
Current maturities of long-term debt	1,392	1,960
Accrued income taxes	1,485	1,569
Total Current Liabilities	28,356	23,571
Long-term debt	35,104	35,547
Other noncurrent liabilities	5,465	8,466
Deferred income tax liabilities	2,521	2,639
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,321	19,209
Reinvested earnings	74,868	73,782
Accumulated other comprehensive income (loss)	(14,504)	(14,275)
Treasury stock, at cost — 2,732 and 2,732 shares, respectively	(55,016)	(54,535)
Equity Attributable to Shareowners of The Coca-Cola Company	26,429	25,941
Equity attributable to noncontrolling interests	1,517	1,539
Total Equity	27,946	27,480
Total Liabilities and Equity	$99,392	$97,703
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 29, 2024	March 31, 2023
Operating Activities
Consolidated net income	$3,185	$3,113
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	262	286
Stock-based compensation expense	68	58
Deferred income taxes	(173)	260
Equity (income) loss — net of dividends	(58)	(249)
Foreign currency adjustments	17	25
Significant (gains) losses — net	(1,401)	(442)
Other operating charges	1,532	88
Other items	(59)	(102)
Net change in operating assets and liabilities	(2,845)	(2,877)
Net Cash Provided by Operating Activities	528	160
Investing Activities
Purchases of investments	(2,552)	(739)
Proceeds from disposals of investments	444	815
Acquisitions of businesses, equity method investments and nonmarketable securities	(8)	(20)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2,893	319
Purchases of property, plant and equipment	(370)	(276)
Proceeds from disposals of property, plant and equipment	14	21
Collateral (paid) received associated with hedging activities — net	(105)	18
Other investing activities	14	(21)
Net Cash Provided by (Used in) Investing Activities	330	117
Financing Activities
Issuances of loans, notes payable and long-term debt	2,285	4,074
Payments of loans, notes payable and long-term debt	(1,366)	(1,174)
Issuances of stock	290	229
Purchases of stock for treasury	(702)	(848)
Dividends	(99)	(101)
Other financing activities	(2)	(115)
Net Cash Provided by (Used in) Financing Activities	406	2,065
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(138)	113
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,126	2,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,692	9,825
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	10,818	12,280
Less: Restricted cash and restricted cash equivalents at end of period	375	276
Cash and Cash Equivalents at End of Period	$10,443	$12,004
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2023.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2024 and the first quarter of 2023 ended on March 29, 2024 and March 31, 2023, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other noncurrent assets in our consolidated balance sheet, and when applicable, cash and cash equivalents related to assets held for sale are included in the line item prepaid expenses and other current assets in our consolidated balance sheets. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk. Refer to Note 2 for additional information on our assets held for sale and Note 4 for additional information on our captive insurance companies.
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	March 29, 2024	December 31, 2023
Cash and cash equivalents	$10,443	$9,366
Restricted cash and restricted cash equivalents	375	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,818	$9,692

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$12,004	$9,519
Restricted cash and restricted cash equivalents	276	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,280	$9,825
Recently Issued Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for the year ending December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for the year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $8 million and $20 million during the three months ended March 29, 2024 and March 31, 2023, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 29, 2024 totaled $2,893 million, which primarily related to the refranchising of the Company’s bottling operations that were classified as held for sale as of December 31, 2023. Also included was the sale of our ownership interest in an equity method investee in Thailand for which we received cash proceeds of $728 million and recognized a net gain of $516 million, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 31, 2023 totaled $319 million, which primarily related to the sale of our ownership interest in an equity method investee in Indonesia to Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $302 million and recognized a net gain of $12 million. The Company also refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale. The Company received the related cash proceeds of $823 million in December 2022. These gains were recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
As of December 31, 2023, the Company’s bottling operations in the Philippines, Bangladesh and certain territories in India met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair values less any costs to sell exceeded the carrying values, the related assets and liabilities were recorded at their carrying values. These assets and liabilities were included in the Bottling Investments operating segment.
The Company refranchised its bottling operations in certain territories in India in January and February of 2024, for which we received net cash proceeds of $476 million and recognized a net gain of $293 million. The Company refranchised its bottling operations in Bangladesh to Coca-Cola İçecek A.Ş. (“CCI”), an equity method investee, in February 2024, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reversal of cumulative translation adjustments. Additionally, in February 2024, the Company refranchised its bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,656 million and recognized a net gain of $599 million. These gains and losses were recorded in the line item other income (loss) — net in our consolidated statement of income.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheet (in millions):

December 31, 2023
Cash, cash equivalents and short-term investments	$37
Marketable securities	8
Trade accounts receivable, less allowances	95
Inventories	299
Prepaid expenses and other current assets	60
Equity method investments	4
Other noncurrent assets	51
Deferred income tax assets	28
Property, plant and equipment — net	1,267
Goodwill	231
Other intangible assets	14
Assets held for sale	$2,094
Accounts payable and accrued expenses	$464
Loans and notes payable	63
Accrued income taxes	24
Long-term debt	2
Other noncurrent liabilities	108
Deferred income tax liabilities	58
Liabilities held for sale	$719
NOTE 3: NET OPERATING REVENUES
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended March 29, 2024
Concentrate operations	$2,125	$4,530	$6,655
Finished product operations	1,993	2,652	4,645
Total	$4,118	$7,182	$11,300
Three Months Ended March 31, 2023
Concentrate operations	$1,989	$4,344	$6,333
Finished product operations	1,860	2,787	4,647
Total	$3,849	$7,131	$10,980
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
March 29, 2024
Marketable securities	$373	$—
Other investments	105	42
Other noncurrent assets	1,628	—
Total equity securities	$2,106	$42
December 31, 2023
Marketable securities	$345	$—
Other investments	76	42
Other noncurrent assets	1,585	—
Total equity securities	$2,006	$42
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Net gains (losses) recognized during the period related to equity securities	$183	$125
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	49	1
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$134	$124
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
March 29, 2024
Trading securities	$45	$1	$(2)	$44
Available-for-sale securities	1,516	29	(25)	1,520
Total debt securities	$1,561	$30	$(27)	$1,564
December 31, 2023
Trading securities	$43	$—	$(2)	$41
Available-for-sale securities	1,136	26	(28)	1,134
Total debt securities	$1,179	$26	$(30)	$1,175
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	March 29, 2024		December 31, 2023
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$44	$1,299	$41	$914
Other noncurrent assets	—	221	—	220
Total debt securities	$44	$1,520	$41	$1,134

The contractual maturities of these available-for-sale debt securities as of March 29, 2024 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$224	$224
After 1 year through 5 years	1,075	1,080
After 5 years through 10 years	45	57
After 10 years	172	159
Total	$1,516	$1,520
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Gross gains	$1	$—
Gross losses	(7)	(3)
Proceeds	383	68
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,679 million and $1,643 million as of March 29, 2024 and December 31, 2023, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	March 29, 2024	December 31, 2023
Raw materials and packaging	$2,924	$2,618
Finished goods	1,675	1,449
Other	362	357
Total inventories	$4,961	$4,424

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$140	$109
Foreign currency contracts	Other noncurrent assets	27	13
Interest rate contracts	Other noncurrent assets	5	50
Total assets		$172	$172
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$107	$111
Foreign currency contracts	Other noncurrent liabilities	33	40
Commodity contracts	Accounts payable and accrued expenses	1	3
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other noncurrent liabilities	1,217	1,113
Total liabilities		$1,358	$1,272
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
2Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 29, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$94	$91
Foreign currency contracts	Other noncurrent assets	1	3
Commodity contracts	Prepaid expenses and other current assets	7	5
Other derivative instruments	Prepaid expenses and other current assets	1	4
Total assets		$103	$103
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$30	$106
Foreign currency contracts	Other noncurrent liabilities	3	3
Commodity contracts	Accounts payable and accrued expenses	51	62
Commodity contracts	Other noncurrent liabilities	1	1
Other derivative instruments	Accounts payable and accrued expenses	2	4
Total liabilities		$87	$176
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,145 million and $9,408 million as of March 29, 2024 and December 31, 2023, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $958 million as of both March 29, 2024 and December 31, 2023.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $32 million and $54 million as of March 29, 2024 and December 31, 2023, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $1,150 million and $750 million as of March 29, 2024 and December 31, 2023, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended March 29, 2024
Foreign currency contracts	$48	Net operating revenues	$(17)
Foreign currency contracts	11	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(15)	Other income (loss) — net	(28)
Commodity contracts	1	Cost of goods sold	(1)
Interest rate contracts	1	Interest expense	—
Total	$46		$(44)
Three Months Ended March 31, 2023
Foreign currency contracts	$(36)	Net operating revenues	$1
Foreign currency contracts	4	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(13)	Other income (loss) — net	—
Commodity contracts	(2)	Cost of goods sold	(3)
Total	$(47)		$1
As of March 29, 2024, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $17 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,958 million and $13,693 million as of March 29, 2024 and December 31, 2023, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 29, 2024	March 31, 2023
Interest rate contracts	Interest expense	$(145)	$208
Fixed-rate debt	Interest expense	147	(222)
Net impact of fair value hedging instruments		$2	$(14)

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	March 29, 2024	December 31, 2023	March 29, 2024	December 31, 2023	March 29, 2024	December 31, 2023
Current maturities of long-term debt	$—	$552	$—	$1	$—	$—
Long-term debt	11,853	12,186	(1,236)	(1,135)	155	162
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 29, 2024	December 31, 2023	March 29, 2024	March 31, 2023
Foreign currency contracts	$—	$150	$2	$—
Foreign currency denominated debt	11,624	12,437	272	(154)
Total	$11,624	$12,587	$274	$(154)
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the three months ended March 29, 2024. The Company did not reclassify any gains or losses during the three months ended March 31, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 29, 2024 and March 31, 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $6,023 million and $6,989 million as of March 29, 2024 and December 31, 2023, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. As of March 29, 2024 and December 31, 2023, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $305 million and $325 million as of March 29, 2024 and December 31, 2023, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		March 29, 2024	March 31, 2023
Foreign currency contracts	Net operating revenues	$61	$(7)
Foreign currency contracts	Cost of goods sold	14	28
Foreign currency contracts	Other income (loss) — net	38	(11)
Commodity contracts	Cost of goods sold	(19)	(46)
Other derivative instruments	Selling, general and administrative expenses	6	3
Total		$100	$(33)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers, at their sole discretion, determine which invoices, if any, they want to sell to the financial institutions. Our suppliers’ voluntary inclusion of invoices in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of March 29, 2024 and December 31, 2023, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,181 million and $1,421 million, respectively.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of March 29, 2024 and December 31, 2023, we had $5,722 million and $4,209 million, respectively, in outstanding commercial paper borrowings.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 29, 2024, we were contingently liable for guarantees of indebtedness owed by third parties of $762 million, of which $85 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 29, 2024. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of March 29, 2024 to $447 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 29, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.

The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.9 billion (including interest accrued through March 29, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $187 million and $197 million as of March 29, 2024 and December 31, 2023, respectively.
NOTE 10: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented in our consolidated balance sheet as a component of shareowners’ equity, which also includes our proportionate share of equity method investees’ AOCI. OCI attributable to noncontrolling interests is allocated to, and included in, our consolidated balance sheet as part of the line item equity attributable to noncontrolling interests.
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 29, 2024	December 31, 2023
Net foreign currency translation adjustments	$(13,005)	$(12,726)
Accumulated net gains (losses) on derivatives	(105)	(154)
Unrealized net gains (losses) on available-for-sale debt securities	4	(1)
Adjustments to pension and other postretirement benefit liabilities	(1,398)	(1,394)
Accumulated other comprehensive income (loss)	$(14,504)	$(14,275)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 29, 2024
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$3,177	$8	$3,185
Other comprehensive income:
Net foreign currency translation adjustments	(279)	(24)	(303)
Net gains (losses) on derivatives[1]	49	—	49
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	5	—	5
Net change in pension and other postretirement benefit liabilities	(4)	—	(4)
Total comprehensive income (loss)	$2,948	$(16)	$2,932
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended March 29, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(34)	$(35)	$(69)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(518)	—	(518)
Gains (losses) on net investment hedges arising during the period[1]	274	(69)	205
Net foreign currency translation adjustments	$(175)	$(104)	$(279)
Derivatives:
Gains (losses) arising during the period	$27	$(11)	$16
Reclassification adjustments recognized in net income	44	(11)	33
Net gains (losses) on derivatives[1]	$71	$(22)	$49
Available-for-sale debt securities:
Reclassification adjustments recognized in net income	$6	$(1)	$5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$6	$(1)	$5
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(13)	$(8)	$(21)
Reclassification adjustments recognized in net income	22	(5)	17
Net change in pension and other postretirement benefit liabilities	$9	$(13)	$(4)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(89)	$(140)	$(229)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended March 31, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$437	$(91)	$346
Reclassification adjustments recognized in net income	101	—	101
Gains (losses) on intra-entity transactions that are of a long-term investment nature	292	—	292
Gains (losses) on net investment hedges arising during the period[1]	(154)	39	(115)
Net foreign currency translation adjustments	$676	$(52)	$624
Derivatives:
Gains (losses) arising during the period	$(76)	$7	$(69)
Reclassification adjustments recognized in net income	(1)	—	(1)
Net gains (losses) on derivatives[1]	$(77)	$7	$(70)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$9	$(3)	$6
Reclassification adjustments recognized in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$12	$(4)	$8
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(5)	$(2)	$(7)
Reclassification adjustments recognized in net income	22	(4)	18
Net change in pension and other postretirement benefit liabilities	$17	$(6)	$11
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$628	$(55)	$573
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended March 29, 2024
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$103
	Income before income taxes	103
	Income taxes	—
	Consolidated net income	$103
Derivatives:
Foreign currency contracts	Net operating revenues	$17
Foreign currency contracts and commodity contracts	Cost of goods sold	(2)
Foreign currency contracts	Interest expense	1
Foreign currency contracts	Other income (loss) — net	28
	Income before income taxes	44
	Income taxes	(11)
	Consolidated net income	$33
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$6
	Income before income taxes	6
	Income taxes	(1)
	Consolidated net income	$5
Pension and other postretirement benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$(2)
Recognized net actuarial loss (gain)	Other income (loss) — net	25
Recognized prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	22
	Income taxes	(5)
	Consolidated net income	$17
1Related to the refranchising of our bottling operations in the Philippines and Bangladesh and the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 2.
2Related to the refranchising of our bottling operations in the Philippines and Bangladesh. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended March 29, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2023	4,308	$27,480	$73,782	$(14,275)	$1,760	$19,209	$(54,535)	$1,539
Comprehensive income (loss)	—	2,932	3,177	(229)	—	—	—	(16)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.485 per share)	—	(2,091)	(2,091)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(2)	—	—	—	—	—	(2)
Divestitures, deconsolidations and other	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(10)	(621)	—	—	—	—	(621)	—
Impact related to stock-based compensation plans	10	252	—	—	—	112	140	—
March 29, 2024	4,308	$27,946	$74,868	$(14,504)	$1,760	$19,321	$(55,016)	$1,517

			Shareowners of The Coca-Cola Company
Three Months Ended March 31, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2022	4,328	$25,826	$71,019	$(14,895)	$1,760	$18,822	$(52,601)	$1,721
Comprehensive income (loss)	—	3,611	3,107	573	—	—	—	(69)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.46 per share)	—	(1,989)	(1,989)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(12)	(749)	—	—	—	—	(749)	—
Impact related to stock-based compensation plans	9	173	—	—	—	70	103	—
Other activities	—	—	—	—	—	(3)	—	3
March 31, 2023	4,325	$26,868	$72,137	$(14,322)	$1,760	$18,889	$(53,247)	$1,651
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 29, 2024, the Company recorded other operating charges of $1,573 million. These charges primarily consisted of $765 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $760 million related to the impairment of our BodyArmor trademark and $36 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million for transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $1 million related to tax litigation expense.
During the three months ended March 31, 2023, the Company recorded other operating charges of $111 million. These charges primarily consisted of $62 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $27 million related to the Company’s productivity and reinvestment program and $18 million related to the restructuring of our North America operating unit. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition.

Refer to Note 2 for additional information on the refranchising of our bottling operations in certain territories in India. Refer to Note 9 for additional information on the tax litigation. Refer to Note 13 for additional information on the Company’s restructuring initiatives. Refer to Note 16 for additional information on the fairlife acquisition and the BodyArmor impairment. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 29, 2024 and March 31, 2023, the Company recorded net charges of $25 million and $82 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended March 29, 2024, the Company recognized net gains of $599 million and $293 million related to the refranchising of our bottling operations in the Philippines and certain territories in India, respectively. The Company also recognized a net gain of $516 million related to the sale of our ownership interest in an equity method investee in Thailand. Additionally, the Company recognized a net gain of $178 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company recorded a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.
During the three months ended March 31, 2023, the Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. Additionally, the Company recognized a net gain of $113 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities.
Refer to Note 2 for additional information on the refranchising of our bottling operations, as well as the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
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
During the three months ended March 29, 2024 and March 31, 2023, the Company incurred expenses of $36 million and $27 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,329 million related to this program since it commenced.
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure brought together all bottler-related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and helped streamline how we work. During the three months ended March 31, 2023, the Company incurred expenses of $18 million related to this program. These expenses primarily included severance costs and were recorded in the line item other operating charges in our consolidated statement of income. The Company has incurred total pretax expenses of $65 million related to this program since it commenced. This restructuring program was complete as of December 31, 2023.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Service cost	$27	$24	$1	$1
Interest cost	77	81	4	7
Expected return on plan assets[1]	(118)	(119)	(2)	(4)
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of net actuarial loss (gain)	26	24	(1)	(1)
Net periodic benefit cost (income)	$12	$10	$1	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2024 net periodic benefit cost (income) were 7.00% for pension plans and 4.50% for other postretirement benefit plans.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the three months ended March 29, 2024, the Company contributed $6 million to our pension trusts, offset by a $44 million transfer of surplus international plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $27 million during the remainder of 2024. The Company contributed $5 million to our pension trusts during the three months ended March 31, 2023.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $687 million (17.7% effective tax rate) and $940 million (23.2% effective tax rate) during the three months ended March 29, 2024 and March 31, 2023, respectively.
The Company’s effective tax rates for the three months ended March 29, 2024 and March 31, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the Opinions and intends to vigorously defend its position. Refer to Note 9.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

March 29, 2024	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,814	$197	$7		$88	$—		$2,106
Debt securities[1]	—	1,561	3		—	—		1,564
Derivatives[2]	—	275	—		—	(210)	[6]	65	[8]
Total assets	$1,814	$2,033	$10		$88	$(210)		$3,735
Liabilities:
Contingent consideration liability	$—	$—	$3,782	[5]	$—	$—		$3,782
Derivatives[2]	1	1,444	—		—	(1,346)	[7]	99	[8]
Total liabilities	$1	$1,444	$3,782		$—	$(1,346)		$3,881

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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife in 2020, which is contingent on fairlife achieving certain financial targets through 2024 and, if achieved, is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using discounted cash flow analyses. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made.
6The Company is not obligated to return any cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $1,136 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $32 million in the line item prepaid expenses and other current assets, $33 million in the line item other noncurrent assets, and $99 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
6The Company was obligated to return $4 million in cash collateral it had netted against its derivative position.
7The Company had the right to reclaim $1,039 million in cash collateral it had netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $53 million in the line item other noncurrent assets and $192 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three months ended March 29, 2024 and March 31, 2023.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 29, 2024 and March 31, 2023.

Nonrecurring Fair Value Measurements
During the three months ended March 29, 2024, the Company recorded an asset impairment charge of $760 million related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million. We did not recognize any gains or losses on assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2023.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of March 29, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $36,496 million and $31,883 million, respectively. As of December 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $37,507 million and $33,445 million, respectively.
NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended March 29, 2024
Net operating revenues:
Third party	$1,776	$1,527	$4,172	$1,253		$730	$1,815		$27	$—	$11,300
Intersegment	197	—	2	216		—	2		—	(417)	—
Total net operating revenues	1,973	1,527	4,174	1,469		730	1,817		27	(417)	11,300
Operating income (loss)	1,080	942	445	654		55	156		(1,191)	—	2,141
Income (loss) before income taxes	1,089	947	455	658		56	424		243	—	3,872
Identifiable operating assets	7,244	3,301	26,002	2,568	[2]	7,534	7,788	[2]	25,313	—	79,750
Investments[1]	386	725	15	70		—	13,349		5,097	—	19,642
As of and for the Three Months Ended March 31, 2023
Net operating revenues:
Third party	$1,831	$1,386	$3,902	$1,185		$707	$1,944		$25	$—	$10,980
Intersegment	193	—	2	186		—	2		—	(383)	—
Total net operating revenues	2,024	1,386	3,904	1,371		707	1,946		25	(383)	10,980
Operating income (loss)	1,135	853	1,033	563		51	139		(407)	—	3,367
Income (loss) before income taxes	1,142	855	1,041	423		57	504		31	—	4,053
Identifiable operating assets	7,682	2,315	26,692	2,668	[3]	7,388	9,653	[3]	21,925	—	78,323
Investments[1]	401	681	15	77		—	13,200		4,707	—	19,081
As of December 31, 2023
Identifiable operating assets	$7,117	$3,149	$25,808	$2,428	[2]	$7,607	$9,871	[2]	$21,934	$—	$77,914
Investments[1]	389	712	15	71		—	13,639		4,963	—	19,789
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in India represented 13% and 12% of consolidated property, plant and equipment — net as of March 29, 2024 and December 31, 2023, respectively.
3Property, plant and equipment — net in the Philippines represented 10% of consolidated property, plant and equipment — net as of March 31, 2023. As of December 31, 2023, the Company’s bottling operations in the Philippines met the criteria to be classified as held for sale. Refer to Note 2.

During the three months ended March 29, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $765 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $36 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Corporate due to transaction costs related to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Income (loss) before income taxes was increased by $599 million for Corporate due to the refranchising of our bottling operations in the Philippines. Refer to Note 2.
•Income (loss) before income taxes was increased by $516 million for Corporate related to the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 2.
•Income (loss) before income taxes was increased by $293 million for Corporate due to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
•Income (loss) before income taxes was increased by $178 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $23 million for Bottling Investments and $2 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $7 million for Corporate related to post-closing adjustments for the refranchising of our bottling operations in Vietnam. Refer to Note 2.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the heading “Operations Review” below for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate when global financial markets are highly volatile. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor.
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of, BA Sports Nutrition, LLC (“BodyArmor”), which offers a line of sports performance and hydration beverages. During 2021, in conjunction with acquiring the remaining ownership interest, we recognized a noncash gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The Company allocated $4.2 billion of the $5.6 billion purchase price to the BodyArmor trademark. As of December 31, 2023, the fair value of the trademark approximated its carrying value. During the three months ended March 29, 2024, the operating results related to the trademark were lower than expected. Therefore, the Company revised its projections of the future operating results related to the trademark which triggered the need to update its impairment analysis. As a result, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $760 million. The decrease in fair value was primarily driven by the revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In May 2023, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Asia Pacific operating segment. Additionally, in January 2023, the Company refranchised our bottling operations in Vietnam. In January and February 2024, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three months ended March 29, 2024.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2024 versus 2023
	Three Months Ended March 29, 2024
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	1%		(2)%
Europe, Middle East & Africa	2		(6)
Latin America	4		(1)
North America	—		—
Asia Pacific	(2)		4	[6]
Global Ventures	1		2
Bottling Investments	(7)	[5]	N/A
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
4Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2024 had one less day when compared to the first quarter of 2023, and the fourth quarter of 2024 will have two additional days when compared to the fourth quarter of 2023.
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended March 29, 2024 grew 8%.
6After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended March 29, 2024 declined 1%.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Unit case volume in Europe, Middle East and Africa increased 2%, which included 9% growth in water, sports, coffee and tea, and 2% growth in both sparkling flavors and juice, value-added dairy and plant-based beverages. Unit case volume in Trademark Coca-Cola was even. The operating segment reported an increase in unit case volume of 9% in the Africa operating unit, partially offset by a decline of 4% in the Eurasia and Middle East operating unit. Unit case volume in the Europe operating unit was even.
Unit case volume in Latin America increased 4%, which included 5% growth in Trademark Coca-Cola, 4% growth in water, sports, coffee and tea, and 1% growth in sparkling flavors, partially offset by a 1% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 9% growth in Brazil and 4% growth in Mexico, partially offset by a 23% decline in Argentina.
Unit case volume in North America was even, which included 5% growth in juice, value-added dairy and plant-based beverages and 1% growth in Trademark Coca-Cola, offset by a 5% decline in water, sports, coffee and tea. Unit case volume in sparkling flavors was even.

Unit case volume in Asia Pacific decreased 2%, which included a 9% decline in water, sports, coffee and tea and a 1% decline in sparkling flavors, partially offset by 2% growth in Trademark Coca-Cola and 1% growth in juice, value-added dairy and plant-based beverages. The operating segment reported a decline in unit case volume of 11% in the Greater China and Mongolia operating unit, partially offset by 7% growth in the ASEAN and South Pacific operating unit, 2% growth in the India and Southwest Asia operating unit and 1% growth in the Japan and South Korea operating unit.
Unit case volume for Global Ventures increased 1%, driven by 1% growth in juice, value-added dairy and plant-based beverages along with growth in energy drinks, partially offset by a 6% decline in water, sports, coffee and tea.
Unit case volume for Bottling Investments decreased 7%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During the three months ended March 29, 2024, worldwide concentrate sales volume declined 2% and unit case volume increased 1% compared to the three months ended March 31, 2023. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments. In addition, the first quarter of 2024 had one less day when compared to the first quarter of 2023, which also contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.
Net Operating Revenues
During the three months ended March 29, 2024, net operating revenues were $11,300 million, compared to $10,980 million during the three months ended March 31, 2023, an increase of $320 million, or 3%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(2)%	13%	(6)%	(2)%	3%
Europe, Middle East & Africa	(6)	22	(18)	—	(3)
Latin America	(1)	22	(11)	—	10
North America	—	7	—	—	7
Asia Pacific	(1)	8	(3)	3	7
Global Ventures	2	(1)	3	—	3
Bottling Investments	6	6	(5)	(15)	(7)
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
Price, product and geographic mix had a 13% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing primarily in Nigeria, Türkiye and Zimbabwe, and favorable geographic mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, partially offset by unfavorable category mix;
•North America — favorable pricing initiatives and favorable category mix, partially offset by unfavorable channel mix;
•Asia Pacific — favorable pricing initiatives, as well as favorable category, package and geographic mix;
•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives across most markets and favorable product and package mix, partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 6%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Nigerian naira, Zimbabwean dollar and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, Brazilian real, British pound and euro, which had a favorable impact on our Latin America, Global Ventures and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 62.5% for the three months ended March 29, 2024, compared to 60.7% for the three months ended March 31, 2023. The increase was primarily due to the impact of favorable pricing initiatives and structural changes, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Selling and distribution expenses	$621	$654
Advertising expenses	1,161	1,065
Stock-based compensation expense	68	58
Other operating expenses	1,501	1,408
Selling, general and administrative expenses	$3,351	$3,185
During the three months ended March 29, 2024, selling, general and administrative expenses increased $166 million, or 5%, versus the prior year. The increase was primarily due to higher advertising expenses, partially offset by a decrease in selling and distribution expenses. The decrease in selling and distribution expenses was primarily due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India. During the three months ended March 29, 2024, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 5%.
As of March 29, 2024, we had $389 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended
	March 29, 2024	March 31, 2023
Europe, Middle East & Africa	$—	$—
Latin America	—	—
North America	760	18
Asia Pacific	—	—
Global Ventures	—	—
Bottling Investments	—	—
Corporate	813	93
Total	$1,573	$111
During the three months ended March 29, 2024, the Company recorded other operating charges of $1,573 million. These charges primarily consisted of $765 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $760 million related to the impairment of our BodyArmor trademark and $36 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $1 million related to tax litigation expense.
During the three months ended March 31, 2023, the Company recorded other operating charges of $111 million. These charges primarily consisted of $62 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $27 million related to the Company’s productivity and reinvestment program and $18 million related to the restructuring of our North America operating unit. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations in certain territories in India. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition and the BodyArmor impairment. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Europe, Middle East & Africa	50.4%	33.7%
Latin America	44.0	25.4
North America	20.8	30.7
Asia Pacific	30.6	16.7
Global Ventures	2.5	1.5
Bottling Investments	7.3	4.1
Corporate	(55.6)	(12.1)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Consolidated	18.9%	30.7%
Europe, Middle East & Africa	60.8	62.0
Latin America	61.7	61.6
North America	10.7	26.5
Asia Pacific	52.2	47.5
Global Ventures	7.5	7.2
Bottling Investments	8.6	7.1
Corporate	*	*
* Calculation is not meaningful.
During the three months ended March 29, 2024, operating income was $2,141 million, compared to $3,367 million during the three months ended March 31, 2023, a decrease of $1,226 million, or 36%. The decrease was driven by a decline in concentrate sales volume of 2%; higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact of 7%. These items were partially offset by favorable pricing initiatives.
During the three months ended March 29, 2024, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 7% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar, Turkish lira, and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, Brazilian real, and euro which had a favorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,080 million and $1,135 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The decrease in operating income was primarily driven by a decline in concentrate sales volume of 6%, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 15%, partially offset by favorable pricing initiatives.
Latin America reported operating income of $942 million and $853 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decline in concentrate sales volume of 1%, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 7%.
Operating income for North America for the three months ended March 29, 2024 and March 31, 2023 was $445 million and $1,033 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, higher operating expenses and higher other operating charges due to the impairment of our BodyArmor trademark, partially offset by favorable pricing initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.
Asia Pacific’s operating income for the three months ended March 29, 2024 and March 31, 2023 was $654 million and $563 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, lower operating expenses and the impact of acquired brands and structural changes, partially offset by a decline in concentrate sales volume of 1%, higher commodity costs and increased marketing spending.
Global Ventures’ operating income for the three months ended March 29, 2024 and March 31, 2023 was $55 million and $51 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2%, lower commodity costs and a favorable foreign currency exchange rate impact of 3%, partially offset by higher marketing spending and higher operating expenses.
Bottling Investments’ operating income for the three months ended March 29, 2024 and March 31, 2023 was $156 million and $139 million, respectively. The increase in operating income was primarily driven by unit case volume growth of 6% and favorable pricing initiatives, partially offset by higher commodity costs, higher operating expenses, an unfavorable foreign currency exchange rate impact of 3% and the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Corporate’s operating loss for the three months ended March 29, 2024 and March 31, 2023 was $1,191 million and $407 million, respectively. Operating loss in 2024 increased primarily as a result of higher operating expenses, higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, and an unfavorable foreign currency exchange rate impact of 1%. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2024 operating income.
Interest Income
During the three months ended March 29, 2024, interest income was $246 million, compared to $168 million during the three months ended March 31, 2023, an increase of $78 million, or 46%. The increase was primarily driven by higher average investment balances and higher returns on our Corporate and certain international investments.
Interest Expense
During the three months ended March 29, 2024, interest expense was $382 million, compared to $372 million during the three months ended March 31, 2023, an increase of $10 million, or 3%. The increase was primarily due to the impact of higher interest rates on short-term borrowings and derivative instruments compared to the prior year.
Equity Income (Loss) — Net
During the three months ended March 29, 2024, equity income was $354 million, compared to equity income of $275 million during the three months ended March 31, 2023, an increase of $79 million, or 29%. The increase reflects, among other items, the impact of more favorable operating results reported by some of our equity method investees in the current year, a favorable foreign currency exchange rate impact, and a $57 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended March 29, 2024, other income (loss) — net was income of $1,513 million. The Company recognized net gains of $599 million and $293 million related to the refranchising of our bottling operations in the Philippines and certain territories in India, respectively. The Company also recognized a net gain of $516 million related to the sale of our ownership interest in an equity method investee in Thailand. Additionally, the Company recognized a net gain of $178 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $68 million, and recorded $22 million of costs related to our trade accounts receivable factoring program. Other income (loss) — net also included income of $15 million related to the non-service cost components of net periodic benefit cost, dividend income of $25 million and a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.

During the three months ended March 31, 2023, other income (loss) — net was income of $615 million. The Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. The Company recognized a net gain of $113 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $24 million, and recorded $11 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included income of $13 million related to the non-service cost components of net periodic benefit cost and dividend income of $66 million.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations, as well as the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $687 million (17.7% effective tax rate) and $940 million (23.2% effective tax rate) during the three months ended March 29, 2024 and March 31, 2023, respectively.
The Company’s effective tax rates for the three months ended March 29, 2024 and March 31, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) regarding the Company’s 2015 litigation with the United States Internal Revenue Service (“IRS”) involving transfer pricing tax adjustments in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”), siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the Opinions and intends to vigorously defend its position. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2024 is expected to be 19.0% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a two-pillared project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Pillar One would allow countries to reallocate a portion of profits earned by multinational businesses with an annual global revenue exceeding €20 billion and a profit margin of over 10% to applicable market jurisdictions. While the OECD issued draft language for the international implementation of Pillar One in October 2023, both the substantive rules and implementation process remain under discussion at the OECD so the timetable for any implementation remains uncertain.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $16.9 billion as of March 29, 2024. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of March 29, 2024. These backup lines of credit expire at various times through 2028.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $4,508 million and $2,709 million of trade accounts receivables under this program during the three months ended March 29, 2024 and March 31, 2023, respectively. The costs of factoring such receivables were $22 million and $11 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2024 capital expenditures to be approximately $2.2 billion. During 2024, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2023, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 29, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million. The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS can then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.9 billion (including interest accrued through March 29, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.

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
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended March 29, 2024 and March 31, 2023 was $528 million and $160 million, respectively, an increase of $368 million, or 230%. This increase was primarily driven by strong cash operating results, a benefit from the trade accounts receivable factoring program in the current year and a dividend payment from an equity method investee in Thailand. The increase was also impacted by $167 million of the $275 million milestone payment for fairlife in the prior year. These items were partially offset by an unfavorable impact due to foreign currency exchange rate fluctuations, higher tax payments and additional annual incentive payments in the current year due to improved business performance in the prior year. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended March 29, 2024 and March 31, 2023 was $330 million and $117 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 29, 2024, purchases of investments were $2,552 million and proceeds from disposals of investments were $444 million, resulting in a net cash outflow of $2,108 million. During the three months ended March 31, 2023, purchases of investments were $739 million and proceeds from disposals of investments were $815 million, resulting in a net cash inflow of $76 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 29, 2024 and March 31, 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,893 million and $319 million, respectively. The activity during the three months ended March 29, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. The activity during the three months ended March 31, 2023 primarily related to sales of our ownership interests in certain equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the three months ended March 29, 2024 and March 31, 2023 were $370 million and $276 million, respectively.
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral paid associated with our hedging activities during the three months ended March 29, 2024 was $105 million, and collateral received associated with our hedging activities during the three months ended March 31, 2023 was $18 million. Refer to Note 6 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 29, 2024 and March 31, 2023 was $406 million and $2,065 million, respectively.
Loans, Notes Payable and Long-Term Debt
During the three months ended March 29, 2024, the Company had issuances of debt of $2,285 million, which included $2,221 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $64 million, net of related discounts and issuance costs.
The Company made payments of debt of $1,366 million during the three months ended March 29, 2024, which included $369 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of

$408 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $589 million. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.
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
Issuances of Stock
The issuances of stock during the three months ended March 29, 2024 and March 31, 2023 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the three months ended March 29, 2024, the total cash outflow for treasury stock purchases was $702 million. The Company repurchased 10.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $60.04 per share, for a total cost of $622 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended March 29, 2024 resulted in a net cash outflow of $412 million.
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
Dividends
During the three months ended March 29, 2024 and March 31, 2023, the Company paid dividends of $99 million and $101 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2023 and 2024 first quarterly dividends in the second quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.485 per share at its May 2024 meeting. This dividend is payable on July 1, 2024 to shareowners of record as of the close of business on June 14, 2024.
Other Financing Activities
During the three months ended March 29, 2024 and March 31, 2023, the total cash outflow for other financing activities was $2 million and $115 million, respectively. The cash outflow during the three months ended March 31, 2023 included $108 million of the $275 million milestone payment for fairlife. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three months ended March 29, 2024 by 7%.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 29, 2024. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of March 29, 2024 to $447 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 29, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect, and the Company expects to pay, any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $5.9 billion (including interest accrued through March 29, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 29, 2024 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2024 through January 26, 2024	2,823,293	$59.79	2,821,625	100,030,447
January 27, 2024 through February 23, 2024	4,545,881	59.72	2,869,150	97,161,297
February 24, 2024 through March 29, 2024	4,663,190	60.24	4,663,200	92,498,097
Total	12,032,364	$59.94	10,353,975
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

Item 5. Other Information
During the fiscal quarter ended March 29, 2024, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Nikolaos Koumettis, President, Europe operating unit, adopted a Rule 10b5-1 trading arrangement on March 15, 2024 for the potential exercise of vested stock options and the associated sale of up to 80,891 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is February 14, 2025.
Bruno Pietracci, President, Latin America operating unit, adopted a Rule 10b5-1 trading arrangement on March 4, 2024 for the potential exercise of vested stock options and the associated sale of up to 38,653 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is March 4, 2026.
Nancy Quan, Executive Vice President and Global Chief Technical and Innovation Officer, adopted a Rule 10b5-1 trading arrangement on March 12, 2024 for the potential exercise of vested stock options and the associated sale of up to 113,361 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is October 15, 2025.
Each of these trading plans was adopted during an open trading window.
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

4.5	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.6	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.9	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.10	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.11	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.12	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.13	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.14	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.18	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.20	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.21	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.23	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.29	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.30	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.31	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.32	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.34	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.35	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.37	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.38	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.39	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.40	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.41
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2017.

4.42
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	Deferred Compensation Plan of the Company, as amended and restated January 1, 2024.
10.2
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated herein by reference to Exhibit 10.5.29 to the Company’s Annual Report on Form 10-K filed on February 20, 2024.

10.3
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated herein by reference to Exhibit 10.5.30 to the Company’s Annual Report on Form 10-K filed on February 20, 2024.

10.4
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated herein by reference to Exhibit 10.5.31 to the Company’s Annual Report on Form 10-K filed on February 20, 2024.

10.5
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2024 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 20, 2024.

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

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 29, 2024 and March 31, 2023; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 29, 2024 and March 31, 2023; (iii) Consolidated Balance Sheets as of March 29, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 29, 2024 and March 31, 2023; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN MAY
Date:	May 2, 2024	Erin May Senior Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	May 2, 2024	Mark Randazza Senior Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)