Form 10-Q/A
period 2024-03-29
COCA COLA CO
filed 2024-05-30
CIK 21344

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for The Coca-Cola Company (“Company”) for the period ended March 29, 2024 filed with the Securities and Exchange Commission on May 2, 2024 (“Form 10-Q”). This Amendment is being filed solely to add Inline Extensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Form 10-Q under Part II, “Item 5. Other Information.”
Except for the iXBRL specifically noted above, this Amendment does not modify or update any disclosures in the Form 10-Q. Accordingly, this Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Form 10-Q.
Part II. Other Information
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
Item 6. Exhibits

EXHIBIT INDEX
Exhibit No.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN MAY
Date:	May 30, 2024	Erin May Senior Vice President and Controller (On behalf of the Registrant)

/s/ MARK RANDAZZA
Date:	May 30, 2024	Mark Randazza Senior Vice President, Assistant Controller and Chief Accounting Officer (Principal Accounting Officer)