Form 10-Q
period 2024-06-28
COCA COLA CO
filed 2024-07-29
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
0.125% Notes Due 2029	KO29A	New York Stock Exchange
0.125% Notes Due 2029	KO29B	New York Stock Exchange
0.400% Notes Due 2030	KO30B	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
3.125% Notes Due 2032	KO32	New York Stock Exchange
0.375% Notes Due 2033	KO33	New York Stock Exchange
0.500% Notes Due 2033	KO33A	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
0.950% Notes Due 2036	KO36A	New York Stock Exchange
0.800% Notes Due 2040	KO40B	New York Stock Exchange
1.000% Notes Due 2041	KO41	New York Stock Exchange
3.500% Notes Due 2044	KO44	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 25, 2024
$0.25 Par Value	4,309,868,150

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net Operating Revenues	$12,363	$11,972	$23,663	$22,952
Cost of goods sold	4,812	4,912	9,047	9,229
Gross Profit	7,551	7,060	14,616	13,723
Selling, general and administrative expenses	3,549	3,321	6,900	6,506
Other operating charges	1,370	1,338	2,943	1,449
Operating Income	2,632	2,401	4,773	5,768
Interest income	275	224	521	392
Interest expense	418	374	800	746
Equity income (loss) — net	537	538	891	813
Other income (loss) — net	2	91	1,515	706
Income Before Income Taxes	3,028	2,880	6,900	6,933
Income taxes	627	359	1,314	1,299
Consolidated Net Income	2,401	2,521	5,586	5,634
Less: Net income (loss) attributable to noncontrolling interests	(10)	(26)	(2)	(20)
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,411	$2,547	$5,588	$5,654
Basic Net Income Per Share[1]	$0.56	$0.59	$1.30	$1.31
Diluted Net Income Per Share[1]	$0.56	$0.59	$1.29	$1.30
Average Shares Outstanding — Basic	4,309	4,325	4,309	4,325
Effect of dilutive securities	10	16	12	18
Average Shares Outstanding — Diluted	4,319	4,341	4,321	4,343
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Consolidated Net Income	$2,401	$2,521	$5,586	$5,634
Other Comprehensive Income:
Net foreign currency translation adjustments	(1,014)	252	(1,317)	801
Net gains (losses) on derivatives	118	(25)	167	(95)
Net change in unrealized gains (losses) on available-for-sale debt securities	(27)	1	(22)	9
Net change in pension and other postretirement benefit liabilities	27	2	23	13
Total Comprehensive Income	1,505	2,751	4,437	6,362
Less: Comprehensive income (loss) attributable to noncontrolling interests	48	(101)	32	(170)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$1,457	$2,852	$4,405	$6,532
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	June 28, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$13,708	$9,366
Short-term investments	3,691	2,997
Total Cash, Cash Equivalents and Short-Term Investments	17,399	12,363
Marketable securities	1,594	1,300
Trade accounts receivable, less allowances of $502 and $502, respectively	4,545	3,410
Inventories	4,763	4,424
Prepaid expenses and other current assets	3,298	5,235
Total Current Assets	31,599	26,732
Equity method investments	18,940	19,671
Other investments	167	118
Other noncurrent assets	7,274	7,162
Deferred income tax assets	1,409	1,561
Property, plant and equipment, less accumulated depreciation of $9,492 and $9,233, respectively	9,508	9,236
Trademarks with indefinite lives	13,510	14,349
Goodwill	18,324	18,358
Other intangible assets	471	516
Total Assets	$101,202	$97,703
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$21,909	$15,485
Loans and notes payable	3,793	4,557
Current maturities of long-term debt	1,939	1,960
Accrued income taxes	1,622	1,569
Total Current Liabilities	29,263	23,571
Long-term debt	38,085	35,547
Other noncurrent liabilities	4,077	8,466
Deferred income tax liabilities	2,366	2,639
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,468	19,209
Reinvested earnings	75,189	73,782
Accumulated other comprehensive income (loss)	(15,458)	(14,275)
Treasury stock, at cost — 2,731 and 2,732 shares, respectively	(55,106)	(54,535)
Equity Attributable to Shareowners of The Coca-Cola Company	25,853	25,941
Equity attributable to noncontrolling interests	1,558	1,539
Total Equity	27,411	27,480
Total Liabilities and Equity	$101,202	$97,703
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 28, 2024	June 30, 2023
Operating Activities
Consolidated net income	$5,586	$5,634
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	531	567
Stock-based compensation expense	140	120
Deferred income taxes	(202)	(211)
Equity (income) loss — net of dividends	(274)	(467)
Foreign currency adjustments	(87)	34
Significant (gains) losses — net	(1,398)	(442)
Other operating charges	2,867	1,375
Other items	(66)	(225)
Net change in operating assets and liabilities	(2,984)	(1,756)
Net Cash Provided by Operating Activities	4,113	4,629
Investing Activities
Purchases of investments	(3,827)	(2,103)
Proceeds from disposals of investments	2,662	1,608
Acquisitions of businesses, equity method investments and nonmarketable securities	(25)	(43)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	2,907	320
Purchases of property, plant and equipment	(792)	(615)
Proceeds from disposals of property, plant and equipment	21	38
Collateral (paid) received associated with hedging activities — net	(76)	(15)
Other investing activities	127	44
Net Cash Provided by (Used in) Investing Activities	997	(766)
Financing Activities
Issuances of loans, notes payable and long-term debt	6,832	4,638
Payments of loans, notes payable and long-term debt	(4,734)	(2,366)
Issuances of stock	437	359
Purchases of stock for treasury	(874)	(1,084)
Dividends	(2,184)	(2,089)
Other financing activities	(9)	(456)
Net Cash Provided by (Used in) Financing Activities	(532)	(998)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(357)	162
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	4,221	3,027
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,692	9,825
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	13,913	12,852
Less: Restricted cash and restricted cash equivalents at end of period	205	288
Cash and Cash Equivalents at End of Period	$13,708	$12,564
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2024 and the second quarter of 2023 ended on June 28, 2024 and June 30, 2023, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	June 28, 2024	December 31, 2023
Cash and cash equivalents	$13,708	$9,366
Restricted cash and restricted cash equivalents	205	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,913	$9,692

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$12,564	$9,519
Restricted cash and restricted cash equivalents	288	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,852	$9,825
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $25 million and $43 million during the six months ended June 28, 2024 and June 30, 2023, respectively.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended June 28, 2024 totaled $2,907 million, which primarily related to the refranchising of the Company’s bottling operations that were classified as held for sale as of December 31, 2023. Also included was the sale of our ownership interest in an equity method investee in Thailand for which we received cash proceeds of $728 million and recognized a net gain of $516 million, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended June 30, 2023 totaled $320 million, which primarily related to the sale of our ownership interest in an equity method investee in Indonesia to Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $302 million and recognized a net gain of $12 million. The Company also refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale. The Company received the related cash proceeds of $823 million in December 2022. These gains were recorded in the line item other income (loss) — net in our consolidated statement of income.
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
The Company refranchised its bottling operations in certain territories in India in January and February of 2024, for which we received net cash proceeds of $476 million and recognized a net gain of $290 million, including the impact of post-closing adjustments. The Company refranchised its bottling operations in Bangladesh to Coca-Cola İçecek A.Ş. (“CCI”), an equity method investee, in February 2024, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reversal of cumulative translation adjustments. Additionally, in February 2024, the Company refranchised its bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,656 million and recognized a net gain of $599 million. These gains and losses were recorded in the line item other income (loss) — net in our consolidated statement of income.

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
NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 28, 2024
Concentrate operations	$2,278	$5,216	$7,494
Finished product operations	2,462	2,407	4,869
Total	$4,740	$7,623	$12,363
Three Months Ended June 30, 2023
Concentrate operations	$2,347	$4,703	$7,050
Finished product operations	1,955	2,967	4,922
Total	$4,302	$7,670	$11,972

	United States	International	Total
Six Months Ended June 28, 2024
Concentrate operations	$4,403	$9,746	$14,149
Finished product operations	4,455	5,059	9,514
Total	$8,858	$14,805	$23,663
Six Months Ended June 30, 2023
Concentrate operations	$4,336	$9,047	$13,383
Finished product operations	3,815	5,754	9,569
Total	$8,151	$14,801	$22,952
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
June 28, 2024
Marketable securities	$381	$—
Other investments	125	42
Other noncurrent assets	1,628	—
Total equity securities	$2,134	$42
December 31, 2023
Marketable securities	$345	$—
Other investments	76	42
Other noncurrent assets	1,585	—
Total equity securities	$2,006	$42
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	June 28, 2024	June 30, 2023
Net gains (losses) recognized during the period related to equity securities	$52	$130
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	4	22
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$48	$108

	Six Months Ended
	June 28, 2024	June 30, 2023
Net gains (losses) recognized during the period related to equity securities	$235	$255
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	21	33
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$214	$222
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
June 28, 2024
Trading securities	$44	$1	$(1)	$44
Available-for-sale securities	1,575	22	(58)	1,539
Total debt securities	$1,619	$23	$(59)	$1,583
December 31, 2023
Trading securities	$43	$—	$(2)	$41
Available-for-sale securities	1,136	26	(28)	1,134
Total debt securities	$1,179	$26	$(30)	$1,175

The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	June 28, 2024		December 31, 2023
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$44	$1,169	$41	$914
Other noncurrent assets	—	370	—	220
Total debt securities	$44	$1,539	$41	$1,134
The contractual maturities of these available-for-sale debt securities as of June 28, 2024 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$187	$187
After 1 year through 5 years	1,156	1,125
After 5 years through 10 years	46	56
After 10 years	186	171
Total	$1,575	$1,539
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Gross gains	$4	$2	$5	$2
Gross losses	(2)	(1)	(9)	(4)
Proceeds	57	40	440	108
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,877 million and $1,643 million as of June 28, 2024 and December 31, 2023, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	June 28, 2024	December 31, 2023
Raw materials and packaging	$2,801	$2,618
Finished goods	1,615	1,449
Other	347	357
Total inventories	$4,763	$4,424

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$232	$109
Foreign currency contracts	Other noncurrent assets	38	13
Interest rate contracts	Prepaid expenses and other current assets	7	—
Interest rate contracts	Other noncurrent assets	14	50
Total assets		$291	$172
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$20	$111
Foreign currency contracts	Other noncurrent liabilities	46	40
Commodity contracts	Accounts payable and accrued expenses	2	3
Interest rate contracts	Accounts payable and accrued expenses	1	5
Interest rate contracts	Other noncurrent liabilities	1,245	1,113
Total liabilities		$1,314	$1,272
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
2Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 28, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$125	$91
Foreign currency contracts	Other noncurrent assets	1	3
Commodity contracts	Prepaid expenses and other current assets	6	5
Commodity contracts	Other noncurrent assets	1	—
Other derivative instruments	Prepaid expenses and other current assets	1	4
Total assets		$134	$103
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$43	$106
Foreign currency contracts	Other noncurrent liabilities	12	3
Commodity contracts	Accounts payable and accrued expenses	63	62
Commodity contracts	Other noncurrent liabilities	4	1
Other derivative instruments	Accounts payable and accrued expenses	—	4
Total liabilities		$122	$176
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

Credit Risk Associated with Derivatives
We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral for substantially all of our transactions. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company’s master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Furthermore, for certain derivative financial instruments, the Company has agreements with counterparties that require collateral to be exchanged based on changes in the fair value of the instruments. The Company classifies collateral payments and receipts as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position. As a result of these factors, we consider the risk of counterparty default to be minimal.
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,199 million and $9,408 million as of June 28, 2024 and December 31, 2023, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $557 million and $958 million as of June 28, 2024 and December 31, 2023, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $28 million and $54 million as of June 28, 2024 and December 31, 2023, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $1,250 million and $750 million as of June 28, 2024 and December 31, 2023, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended June 28, 2024
Foreign currency contracts	$160	Net operating revenues	$(1)
Foreign currency contracts	9	Cost of goods sold	6
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(9)	Other income (loss) — net	2
Commodity contracts	(3)	Cost of goods sold	(2)
Interest rate contracts	1	Interest expense	—
Total	$158		$4
Three Months Ended June 30, 2023
Foreign currency contracts	$(22)	Net operating revenues	$(7)
Foreign currency contracts	13	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	22	Other income (loss) — net	3
Commodity contracts	(9)	Cost of goods sold	(3)
Total	$4		$(4)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended June 28, 2024
Foreign currency contracts	$208	Net operating revenues	$(18)
Foreign currency contracts	20	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(24)	Other income (loss) — net	(26)
Commodity contracts	(2)	Cost of goods sold	(3)
Interest rate contracts	2	Interest expense	—
Total	$204		$(40)
Six Months Ended June 30, 2023
Foreign currency contracts	$(58)	Net operating revenues	$(6)
Foreign currency contracts	17	Cost of goods sold	8
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	9	Other income (loss) — net	3
Commodity contracts	(11)	Cost of goods sold	(6)
Total	$(43)		$(3)
As of June 28, 2024, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $132 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,898 million and $13,693 million as of June 28, 2024 and December 31, 2023, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 28, 2024	June 30, 2023
Interest rate contracts	Interest expense	$(19)	$(102)
Fixed-rate debt	Interest expense	20	131
Net impact of fair value hedging instruments		$1	$29

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 28, 2024	June 30, 2023
Interest rate contracts	Interest expense	$(164)	$106
Fixed-rate debt	Interest expense	167	(91)
Net impact of fair value hedging instruments		$3	$15
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	June 28, 2024	December 31, 2023	June 28, 2024	December 31, 2023	June 28, 2024	December 31, 2023
Current maturities of long-term debt	$—	$552	$—	$1	$—	$—
Long-term debt	11,767	12,186	(1,258)	(1,135)	146	162
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
In June 2023, the Company amended the terms of its interest rate swap agreements to implement a forward-looking interest rate based on the Secured Overnight Financing Rate in place of the London Interbank Offered Rate. Since the interest rate swap agreements were affected by reference rate reform, the Company applied the expedients and exceptions provided to preserve the past presentation of its derivatives without de-designating the existing hedging relationships. All amendments to interest rate swap agreements were executed with the existing counterparties and did not change the notional amounts, maturity dates or other critical terms of the hedging relationships.
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 28, 2024	December 31, 2023	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Foreign currency contracts	$360	$150	$22	$(1)	$24	$(1)
Foreign currency denominated debt	12,609	12,437	85	(80)	357	(234)
Total	$12,969	$12,587	$107	$(81)	$381	$(235)
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the six months ended June 28, 2024. The Company did not reclassify any gains or losses during the three months ended June 28, 2024 nor the three and six months ended June 30, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 28, 2024 and June 30, 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $7,570 million and $6,989 million as of June 28, 2024 and December 31, 2023, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. As of June 28, 2024 and December 31, 2023, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $303 million and $325 million as of June 28, 2024 and December 31, 2023, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		June 28, 2024	June 30, 2023
Foreign currency contracts	Net operating revenues	$58	$(10)
Foreign currency contracts	Cost of goods sold	(22)	23
Foreign currency contracts	Other income (loss) — net	(96)	11
Commodity contracts	Cost of goods sold	(49)	(84)
Other derivative instruments	Selling, general and administrative expenses	6	1
Total		$(103)	$(59)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Six Months Ended
		June 28, 2024	June 30, 2023
Foreign currency contracts	Net operating revenues	$119	$(17)
Foreign currency contracts	Cost of goods sold	(8)	51
Foreign currency contracts	Other income (loss) — net	(58)	—
Commodity contracts	Cost of goods sold	(68)	(130)
Other derivative instruments	Selling, general and administrative expenses	12	4
Total		$(3)	$(92)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of June 28, 2024 and December 31, 2023, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,352 million and $1,421 million, respectively.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of June 28, 2024 and December 31, 2023, we had $3,502 million and $4,209 million, respectively, in outstanding commercial paper borrowings.
During 2024, the Company issued fixed interest rate U.S. dollar- and euro-denominated debt of $3,000 million and €1,000 million, respectively, with maturity dates ranging from 2032 to 2064 and interest rates ranging from 3.125% to 5.400%. The carrying value of this debt as of June 28, 2024 was $4,017 million.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 28, 2024, we were contingently liable for guarantees of indebtedness owed by third parties of $811 million, of which $84 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”), siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations.
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company is currently evaluating the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled Chevron U.S.A., Inc. v. NRDC (“Chevron”). Since 1984, Chevron had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by Chevron.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 28, 2024. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of June 28, 2024 to $456 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 28, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million and $1.0 billion, respectively. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company expects to pay such amounts at some point between the issuance of the Tax Court decision and the date the amounts are due pursuant to the notice of collection from the IRS. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $6.0 billion (including interest accrued through June 28, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $175 million and $197 million as of June 28, 2024 and December 31, 2023, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 28, 2024	December 31, 2023
Net foreign currency translation adjustments	$(14,077)	$(12,726)
Accumulated net gains (losses) on derivatives	13	(154)
Unrealized net gains (losses) on available-for-sale debt securities	(23)	(1)
Adjustments to pension and other postretirement benefit liabilities	(1,371)	(1,394)
Accumulated other comprehensive income (loss)	$(15,458)	$(14,275)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 28, 2024
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$5,588	$(2)	$5,586
Other comprehensive income:
Net foreign currency translation adjustments	(1,351)	34	(1,317)
Net gains (losses) on derivatives[1]	167	—	167
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(22)	—	(22)
Net change in pension and other postretirement benefit liabilities	23	—	23
Total comprehensive income (loss)	$4,405	$32	$4,437
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended June 28, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,109)	$127	$(982)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(170)	—	(170)
Gains (losses) on net investment hedges arising during the period[1]	107	(27)	80
Net foreign currency translation adjustments	$(1,172)	$100	$(1,072)
Derivatives:
Gains (losses) arising during the period	$156	$(35)	$121
Reclassification adjustments recognized in net income	(4)	1	(3)
Net gains (losses) on derivatives[1]	$152	$(34)	$118
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(38)	$13	$(25)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(40)	$13	$(27)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$4	$6	$10
Reclassification adjustments recognized in net income	23	(6)	17
Net change in pension and other postretirement benefit liabilities	$27	$—	$27
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,033)	$79	$(954)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 28, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,143)	$92	$(1,051)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(688)	—	(688)
Gains (losses) on net investment hedges arising during the period[1]	381	(96)	285
Net foreign currency translation adjustments	$(1,347)	$(4)	$(1,351)
Derivatives:
Gains (losses) arising during the period	$183	$(46)	$137
Reclassification adjustments recognized in net income	40	(10)	30
Net gains (losses) on derivatives[1]	$223	$(56)	$167
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(38)	$13	$(25)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(34)	$12	$(22)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(9)	$(2)	$(11)
Reclassification adjustments recognized in net income	45	(11)	34
Net change in pension and other postretirement benefit liabilities	$36	$(13)	$23
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,122)	$(61)	$(1,183)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended June 30, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$300	$(63)	$237
Gains (losses) on intra-entity transactions that are of a long-term investment nature	151	—	151
Gains (losses) on net investment hedges arising during the period[1]	(81)	20	(61)
Net foreign currency translation adjustments	$370	$(43)	$327
Derivatives:
Gains (losses) arising during the period	$(31)	$3	$(28)
Reclassification adjustments recognized in net income	4	(1)	3
Net gains (losses) on derivatives[1]	$(27)	$2	$(25)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$4	$(3)	$1
Reclassification adjustments recognized in net income	(1)	1	—
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$(2)	$1
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(11)	$(4)	$(15)
Reclassification adjustments recognized in net income	22	(5)	17
Net change in pension and other postretirement benefit liabilities	$11	$(9)	$2
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$357	$(52)	$305
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 30, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$737	$(154)	$583
Reclassification adjustments recognized in net income	101	—	101
Gains (losses) on intra-entity transactions that are of a long-term investment nature	443	—	443
Gains (losses) on net investment hedges arising during the period[1]	(235)	59	(176)
Net foreign currency translation adjustments	$1,046	$(95)	$951
Derivatives:
Gains (losses) arising during the period	$(107)	$10	$(97)
Reclassification adjustments recognized in net income	3	(1)	2
Net gains (losses) on derivatives[1]	$(104)	$9	$(95)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$13	$(6)	$7
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$15	$(6)	$9
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(16)	$(6)	$(22)
Reclassification adjustments recognized in net income	44	(9)	35
Net change in pension and other postretirement benefit liabilities	$28	$(15)	$13
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$985	$(107)	$878
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended June 28, 2024	Six Months Ended June 28, 2024
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$103
	Income before income taxes	—	103
	Income taxes	—	—
	Consolidated net income	$—	$103
Derivatives:
Foreign currency contracts	Net operating revenues	$1	$18
Foreign currency contracts and commodity contracts	Cost of goods sold	(4)	(6)
Foreign currency contracts	Interest expense	1	2
Foreign currency contracts	Other income (loss) — net	(2)	26
	Income before income taxes	(4)	40
	Income taxes	1	(10)
	Consolidated net income	$(3)	$30
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(2)	$4
	Income before income taxes	(2)	4
	Income taxes	—	(1)
	Consolidated net income	$(2)	$3
Pension and other postretirement benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$(1)	$(3)
Recognized net actuarial loss (gain)	Other income (loss) — net	24	49
Recognized prior service cost (credit)	Other income (loss) — net	—	(1)
	Income before income taxes	23	45
	Income taxes	(6)	(11)
	Consolidated net income	$17	$34
1Related to the refranchising of our bottling operations in the Philippines and Bangladesh and the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 2.
2Primarily related to the refranchising of our bottling operations in the Philippines and Bangladesh. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended June 28, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 29, 2024	4,308	$27,946	$74,868	$(14,504)	$1,760	$19,321	$(55,016)	$1,517
Comprehensive income (loss)	—	1,505	2,411	(954)	—	—	—	48
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.485 per share)	—	(2,090)	(2,090)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(3)	(156)	—	—	—	—	(156)	—
Impact related to stock-based compensation plans	4	213	—	—	—	147	66	—
June 28, 2024	4,309	$27,411	$75,189	$(15,458)	$1,760	$19,468	$(55,106)	$1,558

			Shareowners of The Coca-Cola Company
Six Months Ended June 28, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2023	4,308	$27,480	$73,782	$(14,275)	$1,760	$19,209	$(54,535)	$1,539
Comprehensive income (loss)	—	4,437	5,588	(1,183)	—	—	—	32
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.97 per share)	—	(4,181)	(4,181)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Divestitures, deconsolidations and other	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(13)	(777)	—	—	—	—	(777)	—
Impact related to stock-based compensation plans	14	465	—	—	—	259	206	—
June 28, 2024	4,309	$27,411	$75,189	$(15,458)	$1,760	$19,468	$(55,106)	$1,558

			Shareowners of The Coca-Cola Company
Three Months Ended June 30, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 31, 2023	4,325	$26,868	$72,137	$(14,322)	$1,760	$18,889	$(53,247)	$1,651
Comprehensive income (loss)	—	2,751	2,547	305	—	—	—	(101)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.46 per share)	—	(1,989)	(1,989)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Acquisition of interests held by noncontrolling owners	—	(22)	—	—	—	(20)	—	(2)
Purchases of treasury stock	(4)	(230)	—	—	—	—	(230)	—
Impact related to stock-based compensation plans	3	183	—	—	—	124	59	—
June 30, 2023	4,324	$27,552	$72,695	$(14,017)	$1,760	$18,993	$(53,418)	$1,539

			Shareowners of The Coca-Cola Company
Six Months Ended June 30, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2022	4,328	$25,826	$71,019	$(14,895)	$1,760	$18,822	$(52,601)	$1,721
Comprehensive income (loss)	—	6,362	5,654	878	—	—	—	(170)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.92 per share)	—	(3,978)	(3,978)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(13)	—	—	—	—	—	(13)
Acquisition of interests held by noncontrolling owners	—	(22)	—	—	—	(20)	—	(2)
Purchases of treasury stock	(16)	(979)	—	—	—	—	(979)	—
Impact related to stock-based compensation plans	12	356	—	—	—	194	162	—
Other activities	—	—	—	—	—	(3)	—	3
June 30, 2023	4,324	$27,552	$72,695	$(14,017)	$1,760	$18,993	$(53,418)	$1,539
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 28, 2024, the Company recorded other operating charges of $1,370 million. These charges primarily consisted of $1,337 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $32 million related to the Company’s productivity and reinvestment program and $3 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the six months ended June 28, 2024, the Company recorded other operating charges of $2,943 million. These charges primarily consisted of $2,102 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark and $68 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $1 million related to a revision of management’s estimates for tax litigation expense.
During the three months ended June 30, 2023, the Company recorded other operating charges of $1,338 million. These charges primarily consisted of $1,262 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $35 million related to the discontinuation of certain manufacturing operations in Asia

Pacific and $24 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $8 million related to the restructuring of our North America operating unit, $6 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
During the six months ended June 30, 2023, the Company recorded other operating charges of $1,449 million. These charges primarily consisted of $1,324 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $51 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $26 million related to the restructuring of our North America operating unit, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $6 million related to tax litigation expense.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 28, 2024, the Company recorded net charges of $24 million and $49 million, respectively. During the three and six months ended June 30, 2023, the Company recorded net charges of $2 million and $84 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended June 28, 2024, the Company recognized a net gain of $50 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America.
During the six months ended June 28, 2024, the Company recognized net gains of $599 million and $290 million related to the refranchising of our bottling operations in the Philippines and certain territories in India, respectively. The Company also recognized a net gain of $516 million related to the sale of our ownership interest in an equity method investee in Thailand. Additionally, the Company recognized a net gain of $228 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. These gains were partially offset by an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America and a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.
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
Refer to Note 2 for additional information on the refranchising of our bottling operations as well as the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for additional information on the other-than-temporary impairment charge. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
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

During the three and six months ended June 28, 2024, the Company incurred expenses of $32 million and $68 million, respectively, and during the three and six months ended June 30, 2023 incurred expenses of $24 million and $51 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,361 million related to this program since it commenced.
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
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	Three Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost	$26	$23	$1	$1
Interest cost	77	81	5	7
Expected return on plan assets[1]	(117)	(119)	(2)	(3)
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of net actuarial loss (gain)	25	24	(1)	(2)
Net periodic benefit cost (income)	$12	$10	$2	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2024 net periodic benefit cost (income) were 7.00% for pension plans and 4.50% for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans
	Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost	$53	$47	$2	$2
Interest cost	154	162	9	14
Expected return on plan assets[1]	(235)	(238)	(4)	(7)
Amortization of prior service cost (credit)	1	1	(2)	(2)
Amortization of net actuarial loss (gain)	51	48	(2)	(3)
Net periodic benefit cost (income)	$24	$20	$3	$4
1The weighted-average expected long-term rates of return on plan assets used in computing 2024 net periodic benefit cost (income) were 7.00% for pension plans and 4.50% for other postretirement benefit plans.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the six months ended June 28, 2024, the Company contributed $16 million to our pension trusts, offset by a $44 million transfer of surplus international plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $19 million during the remainder of 2024. The Company contributed $23 million to our pension trusts during the six months ended June 30, 2023.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $627 million (20.7% effective tax rate) and $359 million (12.5% effective tax rate) during the three months ended June 28, 2024 and June 30, 2023, respectively. The Company recorded income taxes of

$1,314 million (19.0% effective tax rate) and $1,299 million (18.7% effective tax rate) during the six months ended June 28, 2024 and June 30, 2023, respectively.
The Company’s effective tax rates for the three and six months ended June 28, 2024 and June 30, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 28, 2024 included $119 million and $60 million, respectively, of net tax expense related to various discrete tax items, including the resolution of certain foreign tax matters.
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
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

June 28, 2024	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,890	$150	$6		$88	$—		$2,134
Debt securities[1]	—	1,583	—		—	—		1,583
Derivatives[2]	—	425	—		—	(317)	[6]	108	[8]
Total assets	$1,890	$2,158	$6		$88	$(317)		$3,825
Liabilities:
Contingent consideration liability	$—	$—	$5,119	[5]	$—	$—		$5,119
Derivatives[2]	2	1,434	—		—	(1,377)	[7]	59	[8]
Total liabilities	$2	$1,434	$5,119		$—	$(1,377)		$5,178
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
7The Company has the right to reclaim $1,065 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $54 million in the line item prepaid expenses and other current assets, $54 million in the line item other noncurrent assets, and $59 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three and six months ended June 28, 2024 and June 30, 2023.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 28, 2024 and June 30, 2023.
Nonrecurring Fair Value Measurements
During the three and six months ended June 28, 2024, the Company recorded an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
During the six months ended June 28, 2024, the Company recorded an asset impairment charge of $760 million related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million.
During the three and six months ended June 30, 2023, the Company recorded an asset impairment charge of $25 million related to the discontinuation of certain manufacturing operations in Asia Pacific. This impairment charge was derived using Level 3 inputs and was primarily driven by management’s best estimate of the potential proceeds from the disposal of the related assets.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 28, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $40,024 million and $35,137 million, respectively. As of December 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $37,507 million and $33,445 million, respectively.
NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended June 28, 2024
Net operating revenues:
Third party	$2,184	$1,650	$4,808	$1,386		$768	$1,537		$30	$—	$12,363
Intersegment	155	—	4	126		—	2		—	(287)	—
Total net operating revenues	2,339	1,650	4,812	1,512		768	1,539		30	(287)	12,363
Operating income (loss)	1,252	920	1,312	647		92	98		(1,689)	—	2,632
Income (loss) before income taxes	1,267	887	1,324	648		94	548		(1,740)	—	3,028
Identifiable operating assets	7,475	3,064	25,972	2,532	[2]	7,576	7,888	[2]	27,588	—	82,095
Investments[1]	402	671	15	54		—	12,751		5,214	—	19,107
As of and for the Three Months Ended June 30, 2023
Net operating revenues:
Third party	$2,043	$1,378	$4,365	$1,349		$765	$2,042		$30	$—	$11,972
Intersegment	145	—	2	218		—	—		—	(365)	—
Total net operating revenues	2,188	1,378	4,367	1,567		765	2,042		30	(365)	11,972
Operating income (loss)	1,133	797	1,216	673		78	122		(1,618)	—	2,401
Income (loss) before income taxes	1,147	802	1,227	675		78	577		(1,626)	—	2,880
Identifiable operating assets	7,729	2,474	26,109	2,453	[2,3]	7,622	9,281	[2,3]	23,368	—	79,036
Investments[1]	394	728	15	76		—	13,406		4,801	—	19,420
As of December 31, 2023
Identifiable operating assets	$7,117	$3,149	$25,808	$2,428	[2]	$7,607	$9,871	[2]	$21,934	$—	$77,914
Investments[1]	389	712	15	71		—	13,639		4,963	—	19,789
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in India represented 14%, 10% and 12% of consolidated property, plant and equipment — net as of June 28, 2024, June 30, 2023 and December 31, 2023, respectively.
3Property, plant and equipment — net in the Philippines represented 10% of consolidated property, plant and equipment — net as of June 30, 2023. As of December 31, 2023, the Company’s bottling operations in the Philippines met the criteria to be classified as held for sale. Refer to Note 2.
During the three months ended June 28, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $1,337 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $32 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $7 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Income (loss) before income taxes was increased by $50 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.

•Income (loss) before income taxes was reduced by $34 million for Latin America due to an other-than-temporary impairment charge related to an equity method investee. Refer to Note 16.
•Income (loss) before income taxes was reduced by $21 million for Bottling Investments and $3 million for Latin America due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 28, 2024
Net operating revenues:
Third party	$3,960	$3,177	$8,980	$2,639	$1,498	$3,352	$57	$—	$23,663
Intersegment	352	—	6	342	—	4	—	(704)	—
Total net operating revenues	4,312	3,177	8,986	2,981	1,498	3,356	57	(704)	23,663
Operating income (loss)	2,332	1,862	1,757	1,301	147	254	(2,880)	—	4,773
Income (loss) before income taxes	2,356	1,834	1,779	1,306	150	972	(1,497)	—	6,900
Six Months Ended June 30, 2023
Net operating revenues:
Third party	$3,874	$2,764	$8,267	$2,534	$1,472	$3,986	$55	$—	$22,952
Intersegment	338	—	4	404	—	2	—	(748)	—
Total net operating revenues	4,212	2,764	8,271	2,938	1,472	3,988	55	(748)	22,952
Operating income (loss)	2,268	1,650	2,249	1,236	129	261	(2,025)	—	5,768
Income (loss) before income taxes	2,289	1,657	2,268	1,098	135	1,081	(1,595)	—	6,933

During the six months ended June 28, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $2,102 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $68 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $10 million for North America due to the restructuring of our manufacturing operations in the United States.
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
•Income (loss) before income taxes was increased by $290 million for Corporate due to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments. Refer to Note 2.
•Income (loss) before income taxes was increased by $228 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was reduced by $44 million for Bottling Investments, $3 million for Latin America and $2 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was reduced by $34 million for Latin America due to an other-than-temporary impairment charge related to an equity method investee. Refer to Note 16.
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
In May 2023, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Asia Pacific operating segment for the three and six months ended June 28, 2024. Additionally, in January 2023, the Company refranchised our bottling operations in Vietnam. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the six months ended June 28, 2024. In January and February 2024, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three and six months ended June 28, 2024.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2024 versus 2023
	Three Months Ended June 28, 2024				Six Months Ended June 28, 2024
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	2%		5%	[6]	2%		1%	[6]
Europe, Middle East & Africa	—		5		1		—
Latin America	5		9		4		4
North America	(1)		(1)		(1)		—
Asia Pacific	3		5	[7]	1		4	[7]
Global Ventures	3		3		2		2
Bottling Investments	(27)	[5]	N/A		(17)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for both the three and six months ended June 28, 2024 grew 7%.
6After considering the impact of structural changes, worldwide concentrate sales volume for the three and six months ended June 28, 2024 grew 6% and 2%, respectively.
7After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three and six months ended June 28, 2024 grew 7% and 3%, respectively.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended June 28, 2024 versus Three Months Ended June 30, 2023
Unit case volume in Europe, Middle East and Africa was even, which included 5% growth in water, sports, coffee and tea, and 1% growth in sparkling flavors, offset by a 1% decline in Trademark Coca-Cola and a 3% decline in juice, value-added dairy and plant-based beverages. The operating segment reported an increase in unit case volume of 5% in the Africa operating unit, offset by declines of 1% in the Europe operating unit and 2% in the Eurasia and Middle East operating unit.
Unit case volume in Latin America increased 5%, which included 6% growth in Trademark Coca-Cola, 5% growth in water, sports, coffee and tea, and 1% growth in both sparkling flavors and juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 6% growth in Mexico and 12% growth in Brazil, partially offset by a decline of 18% in Argentina.
Unit case volume in North America decreased 1%, which included a 5% decline in water, sports, coffee and tea, a 1% decline in Trademark Coca-Cola and a 2% decline in sparkling flavors, partially offset by 4% growth in juice, value-added dairy and plant-based beverages.
Unit case volume in Asia Pacific increased 3%, which included 8% growth in sparkling flavors and 4% growth in both Trademark Coca-Cola and juice, value-added dairy and plant-based beverages, partially offset by a 4% decline in water, sports, coffee and tea. The operating segment’s volume performance included 15% growth in the India and Southwest Asia operating unit and 5% growth in both the ASEAN and South Pacific operating unit and Japan and South Korea operating unit, partially offset by a decline in unit case volume of 7% in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 3%, driven by growth in energy drinks, partially offset by a 7% decline in water, sports, coffee and tea, and a 2% decline in juice, value-added dairy and plant-based beverages.
Unit case volume for Bottling Investments decreased 27%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023
Unit case volume in Europe, Middle East and Africa increased 1%, which included 7% growth in water, sports, coffee and tea, and 1% growth in sparkling flavors, partially offset by a 1% decline in juice, value-added dairy and plant-based beverages. Unit case volume in Trademark Coca-Cola was even. The operating segment reported an increase in unit case volume of 7% in the Africa operating unit, partially offset by declines of 2% in the Eurasia and Middle East operating unit and 1% in the Europe operating unit.
Unit case volume in Latin America increased 4%, which included 6% growth in Trademark Coca-Cola, 5% growth in water, sports, coffee and tea, and 1% growth in sparkling flavors. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 5% growth in Mexico and 10% growth in Brazil, partially offset by a 21% decline in Argentina.
Unit case volume in North America decreased 1%, which included a 5% decline in water, sports, coffee and tea, and a 1% decline in sparkling flavors, partially offset by 4% growth in juice, value-added dairy and plant-based beverages. Unit case volume in Trademark Coca-Cola was even.
Unit case volume in Asia Pacific increased 1%, which included 4% growth in sparkling flavors, 3% growth in Trademark Coca-Cola and 2% growth in juice, value-added dairy and plant-based beverages, partially offset by a 7% decline in water, sports, coffee and tea. The operating segment’s volume performance included 10% growth in the India and Southwest Asia operating unit, 6% growth in the ASEAN and South Pacific operating unit and 3% growth in the Japan and South Korea operating unit, partially offset by a decline in unit case volume of 9% in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 2%, driven by growth in energy drinks, partially offset by a 6% decline in water, sports, coffee and tea. Unit case volume in juice, value-added dairy and plant-based beverages was even.
Unit case volume for Bottling Investments decreased 17%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During the three months ended June 28, 2024, worldwide concentrate sales volume increased 5% and unit case volume increased 2% compared to the three months ended June 30, 2023. During the six months ended June 28, 2024, worldwide concentrate sales volume increased 1% and unit case volume increased 2% compared to the six months ended June 30, 2023. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments. In addition, the first quarter of 2024 had one less day when compared to the first quarter of 2023, which also contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended June 28, 2024. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.

Net Operating Revenues
Three Months Ended June 28, 2024 versus Three Months Ended June 30, 2023
During the three months ended June 28, 2024, net operating revenues were $12,363 million, compared to $11,972 million during the three months ended June 30, 2023, an increase of $391 million, or 3%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	6%	9%	(6)%	(5)%	3%
Europe, Middle East & Africa	5	24	(23)	—	7
Latin America	9	19	(9)	—	20
North America	(1)	11	—	—	10
Asia Pacific	7	(3)	(6)	(2)	(4)
Global Ventures	3	(2)	—	—	—
Bottling Investments	7	7	(2)	(37)	(25)
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
“Price, product and geographic mix” refers to the change in net operating revenues caused by factors such as pricing actions taken by the Company and, where applicable, our bottling partners; the mix of categories, products and packages sold; and the mix of channels and geographic territories where the sales occurred. Management believes that providing investors with price, product and geographic mix enhances their understanding about the combined impact that these items had on the Company’s net operating revenues. The impact of price, product and geographic mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, fluctuations in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Price, product and geographic mix had a 9% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing primarily in Nigeria, Türkiye and Zimbabwe, and favorable category mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina;
•North America — favorable pricing initiatives and favorable category mix, partially offset by unfavorable channel mix;
•Asia Pacific — unfavorable geographic and category mix, partially offset by favorable pricing initiatives;
•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives across most markets and favorable package and category mix, partially offset by unfavorable geographic mix.

Fluctuations in foreign currency exchange rates unfavorably impacted our consolidated net operating revenues by 6%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Nigerian naira, Zimbabwean dollar and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso and British pound, which had a favorable impact on our Latin America, Global Ventures and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023
During the six months ended June 28, 2024, net operating revenues were $23,663 million, compared to $22,952 million during the six months ended June 30, 2023, an increase of $711 million, or 3%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	2%	11%	(6)%	(4)%	3%
Europe, Middle East & Africa	—	23	(21)	—	2
Latin America	4	21	(10)	—	15
North America	—	9	—	—	9
Asia Pacific	3	2	(5)	1	1
Global Ventures	2	(2)	1	—	2
Bottling Investments	7	6	(3)	(26)	(16)
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
Price, product and geographic mix had an 11% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
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
•Asia Pacific — favorable pricing initiatives and favorable package mix, partially offset by unfavorable geographic mix;

•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives across most markets and favorable package mix, partially offset by unfavorable geographic mix.
Fluctuations in foreign currency exchange rates unfavorably impacted our consolidated net operating revenues by 6%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Nigerian naira, Zimbabwean dollar, Turkish lira and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso and British pound, which had a favorable impact on our Latin America, Global Ventures and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 61.1% for the three months ended June 28, 2024, compared to 59.0% for the three months ended June 30, 2023. Our gross profit margin increased to 61.8% for the six months ended June 28, 2024, compared to 59.8% for the six months ended June 30, 2023. These increases were primarily due to the impact of favorable pricing initiatives and the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Selling and distribution expenses	$609	$682	$1,230	$1,336
Advertising expenses	1,400	1,219	2,561	2,284
Stock-based compensation expense	72	62	140	120
Other operating expenses	1,468	1,358	2,969	2,766
Selling, general and administrative expenses	$3,549	$3,321	$6,900	$6,506
During the three and six months ended June 28, 2024, selling, general and administrative expenses increased $228 million, or 7%, and increased $394 million, or 6%, respectively, versus the prior year. The increases were primarily due to higher advertising expenses, partially offset by a decrease in selling and distribution expenses. The decrease in selling and distribution expenses was primarily due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India. During both the three and six months ended June 28, 2024, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 5%.
As of June 28, 2024, we had $363 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Europe, Middle East & Africa	$—	$—	$—	$—
Latin America	—	—	—	—
North America	—	7	760	25
Asia Pacific	—	35	—	35
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	1,370	1,296	2,183	1,389
Total	$1,370	$1,338	$2,943	$1,449
During the three months ended June 28, 2024, the Company recorded other operating charges of $1,370 million. These charges primarily consisted of $1,337 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $32 million related to the Company’s productivity and reinvestment program, and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the six months ended June 28, 2024, the Company recorded other operating charges of $2,943 million. These charges primarily consisted of $2,102 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark and $68 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $1 million related to a revision of management’s estimates for tax litigation expense.
During the three months ended June 30, 2023, the Company recorded other operating charges of $1,338 million. These charges primarily consisted of $1,262 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific and $24 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $8 million related to the restructuring of our North America operating unit, $6 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
During the six months ended June 30, 2023, the Company recorded other operating charges of $1,449 million. These charges primarily consisted of $1,324 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $51 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations in Asia Pacific. In addition, other operating charges included $26 million related to the restructuring of our North America operating unit, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $6 million related to tax litigation expense.
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

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Europe, Middle East & Africa	47.6%	47.2%	48.9%	39.3%
Latin America	35.0	33.2	39.0	28.6
North America	49.9	50.6	36.8	39.0
Asia Pacific	24.5	28.0	27.2	21.4
Global Ventures	3.5	3.3	3.1	2.3
Bottling Investments	3.7	5.1	5.3	4.5
Corporate	(64.2)	(67.4)	(60.3)	(35.1)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Consolidated	21.3%	20.1%	20.2%	25.1%
Europe, Middle East & Africa	57.4	55.4	58.9	58.5
Latin America	55.8	57.9	58.6	59.7
North America	27.3	27.9	19.6	27.2
Asia Pacific	46.6	49.8	49.3	48.8
Global Ventures	12.1	10.2	9.8	8.8
Bottling Investments	6.4	6.0	7.6	6.6
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended June 28, 2024 versus Three Months Ended June 30, 2023
During the three months ended June 28, 2024, operating income was $2,632 million, compared to $2,401 million during the three months ended June 30, 2023, an increase of $231 million, or 10%. The increase was driven by an increase in concentrate sales volume of 6% and favorable pricing initiatives. These items were partially offset by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact of 16%.
Fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 16% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,252 million and $1,133 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 5% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 22%.

Latin America reported operating income of $920 million and $797 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 9% and favorable pricing initiatives, partially offset by increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 13%.
Operating income for North America for the three months ended June 28, 2024 and June 30, 2023 was $1,312 million and $1,216 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decline in concentrate sales volume of 1%, higher commodity costs, increased marketing spending and higher operating expenses.
Asia Pacific’s operating income for the three months ended June 28, 2024 and June 30, 2023 was $647 million and $673 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending, the impact of acquired brands and structural changes, and an unfavorable foreign currency exchange rate impact of 7%, partially offset by an increase in concentrate sales volume of 7% and lower other operating charges.
Global Ventures’ operating income for the three months ended June 28, 2024 and June 30, 2023 was $92 million and $78 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3%, decreased marketing spending and a favorable foreign currency exchange rate impact of 1%, partially offset by higher operating expenses.
Bottling Investments’ operating income for the three months ended June 28, 2024 and June 30, 2023 was $98 million and $122 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; higher commodity costs; higher operating expenses; and an unfavorable foreign currency exchange rate impact of 3%, partially offset by unit case volume growth of 7% and favorable pricing initiatives.
Corporate’s operating loss for the three months ended June 28, 2024 and June 30, 2023 was $1,689 million and $1,618 million, respectively. Operating loss in 2024 increased as a result of higher other operating charges primarily due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, partially offset by a favorable foreign currency exchange rate impact of 1%. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023
During the six months ended June 28, 2024, operating income was $4,773 million, compared to $5,768 million during the six months ended June 30, 2023, a decrease of $995 million, or 17%. The decrease was driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact of 11%. These items were partially offset by an increase in concentrate sales volume of 2% and favorable pricing initiatives.
Fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 11% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso, which had a favorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $2,332 million and $2,268 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 18%.
Latin America reported operating income of $1,862 million and $1,650 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 4% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 10%.
Operating income for North America for the six months ended June 28, 2024 and June 30, 2023 was $1,757 million and $2,249 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending, higher operating expenses and higher other operating charges due to the impairment of our BodyArmor trademark, partially offset by favorable pricing initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.

Asia Pacific’s operating income for the six months ended June 28, 2024 and June 30, 2023 was $1,301 million and $1,236 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3%, favorable pricing initiatives, lower other operating charges, and the impact of acquired brands and structural changes, partially offset by higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 4%.
Global Ventures’ operating income for the six months ended June 28, 2024 and June 30, 2023 was $147 million and $129 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2% and a favorable foreign currency exchange rate impact of 1%, partially offset by increased marketing spending and higher operating expenses.
Bottling Investments’ operating income for the six months ended June 28, 2024 and June 30, 2023 was $254 million and $261 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 3%, partially offset by unit case volume growth of 7% and favorable pricing initiatives.
Corporate’s operating loss for the six months ended June 28, 2024 and June 30, 2023 was $2,880 million and $2,025 million, respectively. Operating loss in 2024 increased as a result of increased marketing spending, higher operating expenses and higher other operating charges primarily due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2024 operating income.
Interest Income
During the three months ended June 28, 2024, interest income was $275 million, compared to $224 million during the three months ended June 30, 2023, an increase of $51 million, or 23%. During the six months ended June 28, 2024, interest income was $521 million, compared to $392 million during the six months ended June 30, 2023, an increase of $129 million, or 33%. The increases were primarily driven by higher average investment balances on our Corporate and certain international investments.
Interest Expense
During the three months ended June 28, 2024, interest expense was $418 million, compared to $374 million during the three months ended June 30, 2023, an increase of $44 million, or 12%. During the six months ended June 28, 2024, interest expense was $800 million, compared to $746 million during the six months ended June 30, 2023, an increase of $54 million, or 7%. The increases were primarily due to the impact of higher debt balances and higher interest rates on derivative instruments compared to the prior year.
Equity Income (Loss) — Net
Three Months Ended June 28, 2024 versus Three Months Ended June 30, 2023
During the three months ended June 28, 2024, equity income was $537 million, compared to equity income of $538 million during the three months ended June 30, 2023, a decrease of $1 million. The decrease reflects, among other items, the impact of the sale of our ownership interest in certain of our equity method investees, a $22 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees and an unfavorable foreign currency exchange rate impact. These unfavorable impacts were partially offset by the impact of more favorable operating results reported by certain of our equity method investees in the current year.
Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023
During the six months ended June 28, 2024, equity income was $891 million, compared to equity income of $813 million during the six months ended June 30, 2023, an increase of $78 million, or 10%. The increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year and a $35 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These items were partially offset by the impact of the sale of our ownership interests in certain of our equity method investees and an unfavorable foreign currency exchange rate impact.

Other Income (Loss) — Net
Three Months Ended June 28, 2024 versus Three Months Ended June 30, 2023
During the three months ended June 28, 2024, other income (loss) — net was income of $2 million. The Company recognized a net gain of $50 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $48 million and income of $13 million related to the non-service cost components of net periodic benefit cost. Other income (loss) — net also included net foreign currency exchange losses of $64 million, an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America and $29 million of costs related to our trade accounts receivable factoring program.
During the three months ended June 30, 2023, other income (loss) — net was income of $91 million. The Company recognized a net gain of $127 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $96 million, and recorded $20 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included dividend income of $62 million and income of $12 million related to the non-service cost components of net periodic benefit cost.
Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the other-than-temporary impairment charge. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Six Months Ended June 28, 2024 versus Six Months Ended June 30, 2023
During the six months ended June 28, 2024, other income (loss) — net was income of $1,515 million. The Company recognized net gains of $599 million and $290 million related to the refranchising of our bottling operations in the Philippines and certain territories in India, respectively. The Company also recognized a net gain of $516 million related to the sale of our ownership interest in an equity method investee in Thailand. Additionally, the Company recognized a net gain of $228 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $73 million and income of $28 million related to the non-service cost components of net periodic benefit cost. Other income (loss) — net also included net foreign currency exchange losses of $132 million, $51 million of costs related to our trade accounts receivable factoring program, an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America and a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.
During the six months ended June 30, 2023, other income (loss) — net was income of $706 million. The Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. The Company recognized a net gain of $240 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $120 million, and recorded $31 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included dividend income of $128 million and income of $25 million related to the non-service cost components of net periodic benefit cost.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations as well as the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the other-than-temporary impairment charge. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $627 million (20.7% effective tax rate) and $359 million (12.5% effective tax rate) during the three months ended June 28, 2024 and June 30, 2023, respectively. The Company recorded income taxes of $1,314 million (19.0% effective tax rate) and $1,299 million (18.7% effective tax rate) during the six months ended June 28, 2024 and June 30, 2023, respectively.

The Company’s effective tax rates for the three and six months ended June 28, 2024 and June 30, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 28, 2024 included $119 million and $60 million, respectively, of net tax expense related to various discrete tax items, including the resolution of certain foreign tax matters.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $19.0 billion as of June 28, 2024. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of June 28, 2024. These backup lines of credit expire at various times through 2028.

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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $10,021 million and $7,197 million of trade accounts receivables under this program during the six months ended June 28, 2024 and June 30, 2023, respectively. The costs of factoring such receivables were $51 million and $31 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2024 capital expenditures to be approximately $2.2 billion. During 2024, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation. During 2025, we expect to pay the remaining milestone payment related to the acquisition of fairlife. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In the event that all of the adjustments proposed by the IRS were to be ultimately upheld for tax years 2007 through 2009 and the IRS, with the consent of the federal courts, were to decide to apply the underlying methodology (“Tax Court Methodology”) to the subsequent years up to and including 2023, the Company currently estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 28, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million and $1.0 billion, respectively. The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company expects to pay such amounts at some point between the issuance of the Tax Court decision and the date the amounts are due pursuant to the notice of collection from the IRS and expects this to occur by the end of 2024. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $6.0 billion (including interest accrued through June 28, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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

Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended June 28, 2024 and June 30, 2023 was $4,113 million and $4,629 million, respectively, a decrease of $516 million, or 11%. This decrease was primarily driven by an unfavorable impact due to foreign currency exchange rate fluctuations, higher tax payments and additional annual incentive payments in the current year due to improved business performance in the prior year. In addition, the decrease was impacted by the timing of concentrate sales and marketing payments, and the prior year impact of working capital initiatives. These items were partially offset by strong cash operating results, a dividend payment from an equity method investee in Thailand, payments in the prior year resulting from the buildup of inventory to manage potential supply chain disruptions, and $167 million of the $275 million milestone payment for fairlife in the prior year. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended June 28, 2024 was $997 million, and net cash used in investing activities during the six months ended June 30, 2023 was $766 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 28, 2024, purchases of investments were $3,827 million and proceeds from disposals of investments were $2,662 million, resulting in a net cash outflow of $1,165 million. During the six months ended June 30, 2023, purchases of investments were $2,103 million and proceeds from disposals of investments were $1,608 million, resulting in a net cash outflow of $495 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 28, 2024 and June 30, 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $2,907 million and $320 million, respectively. The activity during the six months ended June 28, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. The activity during the six months ended June 30, 2023 primarily related to sales of our ownership interests in certain equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the six months ended June 28, 2024 and June 30, 2023 were $792 million and $615 million, respectively.
Other Investing Activities
During the six months ended June 28, 2024 and June 30, 2023, the total cash inflow was $127 million and $44 million, respectively. The activity during the six months ended June 28, 2024 included the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 28, 2024 and June 30, 2023 was $532 million and $998 million, respectively.
Loans, Notes Payable and Long-Term Debt
During the six months ended June 28, 2024, the Company had issuances of debt of $6,832 million, which included $2,677 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $4,155 million, net of related discounts and issuance costs.
The Company made payments of debt of $4,734 million during the six months ended June 28, 2024, which included $1,117 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of $2,450 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,167 million. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.
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
Issuances of Stock
The issuances of stock during the six months ended June 28, 2024 and June 30, 2023 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the six months ended June 28, 2024, the total cash outflow for treasury stock purchases was $874 million. The Company repurchased 12.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $60.38 per share, for a total cost of $777 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the six months ended June 28, 2024 resulted in a net cash outflow of $437 million.
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
Dividends
During the six months ended June 28, 2024 and June 30, 2023, the Company paid dividends of $2,184 million and $2,089 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2023 and 2024 second quarterly dividends in the third quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.485 per share at its July 2024 meeting. This dividend is payable on October 1, 2024 to shareowners of record as of the close of business on September 13, 2024.
Other Financing Activities
During the six months ended June 28, 2024 and June 30, 2023, the total cash outflow for other financing activities was $9 million and $456 million, respectively. The cash outflow during the six months ended June 30, 2023 included $108 million of the $275 million milestone payment for fairlife. Additionally, the cash outflow during the six months ended June 30, 2023 included payments totaling $311 million of the purchase price of BodyArmor, which included amounts originally held back for indemnification obligations. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and six months ended June 28, 2024 by 16% and 11%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”), siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations.

The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its position. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company is currently evaluating the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled Chevron U.S.A., Inc. v. NRDC (“Chevron”). Since 1984, Chevron had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by Chevron.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 28, 2024. However, we updated our calculation of the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of the application of the required probability analysis to these updated calculations and the accrual of interest through the current reporting period, we updated our tax reserve as of June 28, 2024 to $456 million.
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
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023 for the 2007 through 2009 litigated tax years and for subsequent tax years from 2010 through 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate incremental tax and interest liability could be approximately $16 billion as of December 31, 2023. Additional income tax and interest would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 28, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $500 million and $1.0 billion, respectively. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
The Company and the IRS are now in the process of agreeing on the tax impacts of the Opinions. Subsequent to the completion of this process, the Tax Court will render a decision in the case. The Company will have 90 days thereafter to file a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The IRS will then seek to collect any additional tax related to the 2007 through 2009 tax years reflected in the Tax Court decision (and interest thereon). The Company expects to pay such amounts at some point between the issuance of the Tax Court decision and the date the amounts are due pursuant to the notice of collection from the IRS. The Company currently estimates that the payment to be made at that time related to the 2007 through 2009 tax years, which is included in the above estimate of the potential aggregate incremental tax and interest liability, would be approximately $6.0 billion (including interest accrued through June 28, 2024), plus any additional interest accrued through the time of payment. Some or all of this amount, plus accrued interest, would be refunded if the Company were to prevail on appeal.
Environmental Matter
On June 20, 2024, the Mayor and City Council of Baltimore filed a lawsuit against the Company and several unrelated parties in the Circuit Court for Baltimore City, Maryland, concerning the environmental impacts of plastic packaging on the city’s lands and waterways. The complaint asserts claims for (a) violations of various state statutes and local ordinances that prohibit littering or improper dumping of waste on public or private property; (b) unfair, abusive or deceptive trade practices; (c) trespass upon city property; (d) design defects; (e) public nuisance; (f) failure to warn; and (g) negligence. The complaint seeks injunctive relief, compensatory damages and punitive damages but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 28, 2024 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
March 30, 2024 through April 26, 2024	832,000	$59.65	832,000	91,666,097
April 27, 2024 through May 24, 2024	713,782	62.61	713,100	90,952,997
May 25, 2024 through June 28, 2024	971,300	63.01	971,300	89,981,697
Total	2,517,082	$61.79	2,516,400
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
Item 5. Other Information
During the fiscal quarter ended June 28, 2024, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Jennifer K. Mann, Executive Vice President and President, North America operating unit, adopted a Rule 10b5-1 trading arrangement on May 22, 2024 for the potential exercise of vested stock options and the associated sale of up to 129,268 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is May 31, 2025.
This trading plan was adopted during an open trading window.
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

4.5	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.6	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.9	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.10	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.11	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.12	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.13	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

4.14	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.18	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.20	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.21	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.23	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.29	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.30	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.31	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.32	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.34	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.35	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.37	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.38	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.39	Form of Note for 5.000% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.40	Form of Note for 5.300% Notes due 2054 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.41	Form of Note for 5.400% Notes due 2064 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 13, 2024.

4.42	Form of Note for 3.125% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.43	Form of Note for 3.500% Notes due 2044 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.44	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.45	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.46
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 3, 2017.

4.47
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	Letter, dated May 1, 2024, from the Company to Erin “Ellie” May — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2024.
10.2	The Coca-Cola Company 2024 Equity Plan — incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2024.
10.3	Form of Performance Share Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024.
10.4	Form of Restricted Stock Unit Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024.
10.5	Form of Stock Option Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 28, 2024 and June 30, 2023; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2024 and June 30, 2023; (iii) Consolidated Balance Sheets as of June 28, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2024 and June 30, 2023; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN MAY
Date:	July 29, 2024	Erin May Senior Vice President, Controller and Chief Accounting Officer (On behalf of the Registrant)