Form 10-Q
period 2024-09-27
COCA COLA CO
filed 2024-10-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number 001-02217
COCA COLA CO
(Exact name of Registrant as specified in its charter)

Delaware		58-0628465
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Coca-Cola Plaza
Atlanta	Georgia	30313
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 Par Value	KO	New York Stock Exchange
1.875% Notes Due 2026	KO26	New York Stock Exchange
0.750% Notes Due 2026	KO26C	New York Stock Exchange
1.125% Notes Due 2027	KO27	New York Stock Exchange
0.125% Notes Due 2029	KO29A	New York Stock Exchange
0.125% Notes Due 2029	KO29B	New York Stock Exchange
0.400% Notes Due 2030	KO30B	New York Stock Exchange
1.250% Notes Due 2031	KO31	New York Stock Exchange
3.125% Notes Due 2032	KO32	New York Stock Exchange
0.375% Notes Due 2033	KO33	New York Stock Exchange
0.500% Notes Due 2033	KO33A	New York Stock Exchange
1.625% Notes Due 2035	KO35	New York Stock Exchange
1.100% Notes Due 2036	KO36	New York Stock Exchange
0.950% Notes Due 2036	KO36A	New York Stock Exchange
3.375% Notes Due 2037	KO37	New York Stock Exchange
0.800% Notes Due 2040	KO40B	New York Stock Exchange
1.000% Notes Due 2041	KO41	New York Stock Exchange
3.500% Notes Due 2044	KO44	New York Stock Exchange
3.750% Notes Due 2053	KO53	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 22, 2024
$0.25 Par Value	4,307,797,138

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net Operating Revenues	$11,854	$11,953	$35,517	$34,905
Cost of goods sold	4,664	4,657	13,711	13,886
Gross Profit	7,190	7,296	21,806	21,019
Selling, general and administrative expenses	3,636	3,667	10,536	10,173
Other operating charges	1,044	359	3,987	1,808
Operating Income	2,510	3,270	7,283	9,038
Interest income	263	248	784	640
Interest expense	425	368	1,225	1,114
Equity income (loss) — net	541	517	1,432	1,330
Other income (loss) — net	491	(130)	2,006	576
Income Before Income Taxes	3,380	3,537	10,280	10,470
Income taxes	530	454	1,844	1,753
Consolidated Net Income	2,850	3,083	8,436	8,717
Less: Net income (loss) attributable to noncontrolling interests	2	(4)	—	(24)
Net Income Attributable to Shareowners of The Coca-Cola Company	$2,848	$3,087	$8,436	$8,741
Basic Net Income Per Share[1]	$0.66	$0.71	$1.96	$2.02
Diluted Net Income Per Share[1]	$0.66	$0.71	$1.95	$2.01
Average Shares Outstanding — Basic	4,311	4,324	4,310	4,325
Effect of dilutive securities	12	15	11	17
Average Shares Outstanding — Diluted	4,323	4,339	4,321	4,342
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Consolidated Net Income	$2,850	$3,083	$8,436	$8,717
Other Comprehensive Income:
Net foreign currency translation adjustments	228	(927)	(1,089)	(126)
Net gains (losses) on derivatives	(218)	56	(51)	(39)
Net change in unrealized gains (losses) on available-for-sale debt securities	3	(3)	(19)	6
Net change in pension and other postretirement benefit liabilities	(10)	52	13	65
Total Comprehensive Income	2,853	2,261	7,290	8,623
Less: Comprehensive income (loss) attributable to noncontrolling interests	83	(28)	115	(198)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$2,770	$2,289	$7,175	$8,821
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	September 27, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$13,938	$9,366
Short-term investments	2,439	2,997
Total Cash, Cash Equivalents and Short-Term Investments	16,377	12,363
Marketable securities	1,787	1,300
Trade accounts receivable, less allowances of $502 and $502, respectively	4,233	3,410
Inventories	4,714	4,424
Prepaid expenses and other current assets	3,177	5,235
Total Current Assets	30,288	26,732
Equity method investments	18,993	19,671
Other investments	44	118
Other noncurrent assets	12,904	7,162
Deferred income tax assets	1,428	1,561
Property, plant and equipment, less accumulated depreciation of $9,784 and $9,233, respectively	9,864	9,236
Trademarks with indefinite lives	13,598	14,349
Goodwill	18,686	18,358
Other intangible assets	461	516
Total Assets	$106,266	$97,703
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$23,820	$15,485
Loans and notes payable	2,203	4,557
Current maturities of long-term debt	1,067	1,960
Accrued income taxes	1,479	1,569
Total Current Liabilities	28,569	23,571
Long-term debt	42,994	35,547
Other noncurrent liabilities	4,257	8,466
Deferred income tax liabilities	2,292	2,639
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,710	19,209
Reinvested earnings	75,946	73,782
Accumulated other comprehensive income (loss)	(15,536)	(14,275)
Treasury stock, at cost — 2,730 and 2,732 shares, respectively	(55,362)	(54,535)
Equity Attributable to Shareowners of The Coca-Cola Company	26,518	25,941
Equity attributable to noncontrolling interests	1,636	1,539
Total Equity	28,154	27,480
Total Liabilities and Equity	$106,266	$97,703
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Operating Activities
Consolidated net income	$8,436	$8,717
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	799	857
Stock-based compensation expense	207	177
Deferred income taxes	—	(154)
Equity (income) loss — net of dividends	(693)	(952)
Foreign currency adjustments	(61)	(22)
Significant (gains) losses — net	(1,722)	(442)
Other operating charges	3,874	1,665
Other items	(143)	(48)
Net change in operating assets and liabilities	(7,843)	(869)
Net Cash Provided by Operating Activities	2,854	8,929
Investing Activities
Purchases of investments	(4,398)	(4,588)
Proceeds from disposals of investments	5,125	2,892
Acquisitions of businesses, equity method investments and nonmarketable securities	(153)	(45)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3,468	327
Purchases of property, plant and equipment	(1,261)	(1,001)
Proceeds from disposals of property, plant and equipment	33	46
Collateral (paid) received associated with hedging activities — net	299	(124)
Other investing activities	194	70
Net Cash Provided by (Used in) Investing Activities	3,307	(2,423)
Financing Activities
Issuances of loans, notes payable and long-term debt	11,298	6,013
Payments of loans, notes payable and long-term debt	(7,925)	(4,794)
Issuances of stock	717	424
Purchases of stock for treasury	(1,228)	(1,193)
Dividends	(4,274)	(4,078)
Other financing activities	(14)	(457)
Net Cash Provided by (Used in) Financing Activities	(1,426)	(4,085)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(266)	(36)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	4,469	2,385
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	9,692	9,825
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	14,161	12,210
Less: Restricted cash and restricted cash equivalents at end of period	223	327
Cash and Cash Equivalents at End of Period	$13,938	$11,883
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2024 and the third quarter of 2023 ended on September 27, 2024 and September 29, 2023, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	September 27, 2024	December 31, 2023
Cash and cash equivalents	$13,938	$9,366
Restricted cash and restricted cash equivalents	223	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$14,161	$9,692

	September 29, 2023	December 31, 2022
Cash and cash equivalents	$11,883	$9,519
Restricted cash and restricted cash equivalents	327	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,210	$9,825
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
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $153 million and $45 million during the nine months ended September 27, 2024 and September 29, 2023, respectively. In 2024, we invested $114 million in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended September 27, 2024 totaled $3,468 million, which primarily related to the refranchising of the Company’s bottling operations that were classified as held for sale as of December 31, 2023. Also included was the sale of our ownership interest in an equity method investee in Thailand, for which we received net cash proceeds of $718 million and recognized a net gain of $506 million, including the impact of post-closing adjustments. We also sold a portion of our interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”), an equity method investee, to Coke Consolidated, for which we received cash proceeds of $554 million and recognized a net gain of $338 million. These gains were recorded in the line item other income (loss) — net in our consolidated statements of income.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended September 29, 2023 totaled $327 million, which primarily related to the sale of our ownership interest in an equity method investee in Indonesia to Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $302 million and recognized a net gain of $12 million. The Company also refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale. The Company received the related cash proceeds of $823 million in December 2022. These gains were recorded in the line item other income (loss) — net in our consolidated statement of income.
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
The Company refranchised its bottling operations in certain territories in India in January and February of 2024, for which we received net cash proceeds of $474 million and recognized a net gain of $290 million, including the impact of post-closing adjustments. The Company refranchised its bottling operations in Bangladesh to Coca-Cola İçecek A.Ş. (“CCI”), an equity method investee, in February 2024, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reversal of cumulative translation adjustments. Additionally, in February 2024, the Company refranchised its bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,652 million and recognized a net gain of $595 million, including the impact of post-closing adjustments. These gains and losses were recorded in the line item other income (loss) — net in our consolidated statement of income.
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

NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 27, 2024
Concentrate operations	$2,283	$4,775	$7,058
Finished product operations	2,620	2,176	4,796
Total	$4,903	$6,951	$11,854
Three Months Ended September 29, 2023
Concentrate operations	$2,410	$4,802	$7,212
Finished product operations	2,001	2,740	4,741
Total	$4,411	$7,542	$11,953

	United States	International	Total
Nine Months Ended September 27, 2024
Concentrate operations	$6,686	$14,521	$21,207
Finished product operations	7,075	7,235	14,310
Total	$13,761	$21,756	$35,517
Nine Months Ended September 29, 2023
Concentrate operations	$6,746	$13,849	$20,595
Finished product operations	5,816	8,494	14,310
Total	$12,562	$22,343	$34,905
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
September 27, 2024
Marketable securities	$413	$—
Other investments	2	42
Other noncurrent assets	1,679	—
Total equity securities	$2,094	$42
December 31, 2023
Marketable securities	$345	$—
Other investments	76	42
Other noncurrent assets	1,585	—
Total equity securities	$2,006	$42

The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	September 27, 2024	September 29, 2023
Net gains (losses) recognized during the period related to equity securities	$116	$(61)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	18	9
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$98	$(70)

	Nine Months Ended
	September 27, 2024	September 29, 2023
Net gains (losses) recognized during the period related to equity securities	$351	$194
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	85	34
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$266	$160
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
September 27, 2024
Trading securities	$46	$1	$(1)	$46
Available-for-sale securities	1,738	25	(58)	1,705
Total debt securities	$1,784	$26	$(59)	$1,751
December 31, 2023
Trading securities	$43	$—	$(2)	$41
Available-for-sale securities	1,136	26	(28)	1,134
Total debt securities	$1,179	$26	$(30)	$1,175
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	September 27, 2024		December 31, 2023
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$46	$1,328	$41	$914
Other noncurrent assets	—	377	—	220
Total debt securities	$46	$1,705	$41	$1,134
The contractual maturities of these available-for-sale debt securities as of September 27, 2024 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$328	$326
After 1 year through 5 years	1,199	1,171
After 5 years through 10 years	38	44
After 10 years	173	164
Total	$1,738	$1,705
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.

The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Gross gains	$9	$—	$14	$2
Gross losses	(1)	(3)	(10)	(7)
Proceeds	206	184	646	292
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,929 million and $1,643 million as of September 27, 2024 and December 31, 2023, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	September 27, 2024	December 31, 2023
Raw materials and packaging	$2,751	$2,618
Finished goods	1,577	1,449
Other	386	357
Total inventories	$4,714	$4,424
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$113	$109
Foreign currency contracts	Other noncurrent assets	10	13
Interest rate contracts	Other noncurrent assets	70	50
Total assets		$193	$172
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$87	$111
Foreign currency contracts	Other noncurrent liabilities	48	40
Commodity contracts	Accounts payable and accrued expenses	—	3
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other noncurrent liabilities	854	1,113
Total liabilities		$989	$1,272
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 27, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$46	$91
Foreign currency contracts	Other noncurrent assets	2	3
Commodity contracts	Prepaid expenses and other current assets	10	5
Other derivative instruments	Prepaid expenses and other current assets	12	4
Total assets		$70	$103
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$133	$106
Foreign currency contracts	Other noncurrent liabilities	14	3
Commodity contracts	Accounts payable and accrued expenses	55	62
Commodity contracts	Other noncurrent liabilities	5	1
Other derivative instruments	Accounts payable and accrued expenses	—	4
Total liabilities		$207	$176
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,271 million and $9,408 million as of September 27, 2024 and December 31, 2023, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $557 million and $958 million as of September 27, 2024 and December 31, 2023, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $37 million and $54 million as of September 27, 2024 and December 31, 2023, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $250 million and $750 million as of September 27, 2024 and December 31, 2023, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended September 27, 2024
Foreign currency contracts	$(150)	Net operating revenues	$48
Foreign currency contracts	(15)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	10	Other income (loss) — net	22
Commodity contracts	1	Cost of goods sold	—
Interest rate contracts	(55)	Interest expense	(1)
Total	$(209)		$72
Three Months Ended September 29, 2023
Foreign currency contracts	$90	Net operating revenues	$(2)
Foreign currency contracts	8	Cost of goods sold	—
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(12)	Other income (loss) — net	(29)
Commodity contracts	(5)	Cost of goods sold	(4)
Total	$81		$(36)

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended September 27, 2024
Foreign currency contracts	$58	Net operating revenues	$30
Foreign currency contracts	5	Cost of goods sold	13
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	(14)	Other income (loss) — net	(4)
Commodity contracts	(1)	Cost of goods sold	(3)
Interest rate contracts	(53)	Interest expense	(1)
Total	$(5)		$32
Nine Months Ended September 29, 2023
Foreign currency contracts	$32	Net operating revenues	$(8)
Foreign currency contracts	25	Cost of goods sold	8
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	(3)	Other income (loss) — net	(26)
Commodity contracts	(16)	Cost of goods sold	(10)
Total	$38		$(39)
As of September 27, 2024, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $43 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,237 million and $13,693 million as of September 27, 2024 and December 31, 2023, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 27, 2024	September 29, 2023
Interest rate contracts	Interest expense	$447	$(103)
Fixed-rate debt	Interest expense	(449)	109
Net impact of fair value hedging instruments		$(2)	$6

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 27, 2024	September 29, 2023
Interest rate contracts	Interest expense	$283	$3
Fixed-rate debt	Interest expense	(282)	18
Net impact of fair value hedging instruments		$1	$21
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	September 27, 2024	December 31, 2023	September 27, 2024	December 31, 2023	September 27, 2024	December 31, 2023
Current maturities of long-term debt	$—	$552	$—	$1	$—	$—
Long-term debt	12,548	12,186	(853)	(1,135)	138	162
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 27, 2024	December 31, 2023	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Foreign currency contracts	$—	$150	$(8)	$1	$16	$—
Foreign currency denominated debt	14,255	12,437	(567)	383	(210)	149
Total	$14,255	$12,587	$(575)	$384	$(194)	$149
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the nine months ended September 27, 2024. The Company did not reclassify any gains or losses during the three months ended September 27, 2024 nor the three and nine months ended September 29, 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 27, 2024 and September 29, 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $7,750 million and $6,989 million as of September 27, 2024 and December 31, 2023, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. As of September 27, 2024 and December 31, 2023, we did not have any interest rate contracts used as economic hedges.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $386 million and $325 million as of September 27, 2024 and December 31, 2023, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Three Months Ended
		September 27, 2024	September 29, 2023
Foreign currency contracts	Net operating revenues	$(83)	$40
Foreign currency contracts	Cost of goods sold	(33)	(1)
Foreign currency contracts	Other income (loss) — net	(42)	(15)
Commodity contracts	Cost of goods sold	(24)	40
Other derivative instruments	Selling, general and administrative expenses	15	(10)
Total		$(167)	$54

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 27, 2024	September 29, 2023
Foreign currency contracts	Net operating revenues	$36	$23
Foreign currency contracts	Cost of goods sold	(41)	50
Foreign currency contracts	Other income (loss) — net	(100)	(15)
Commodity contracts	Cost of goods sold	(92)	(90)
Other derivative instruments	Selling, general and administrative expenses	27	(6)
Total		$(170)	$(38)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Two global financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of September 27, 2024 and December 31, 2023, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,389 million and $1,421 million, respectively.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of September 27, 2024 and December 31, 2023, we had $1,817 million and $4,209 million, respectively, in outstanding commercial paper borrowings.
During 2024, the Company issued fixed interest rate U.S. dollar- and euro-denominated debt of $6,000 million and €2,000 million, respectively, with maturity dates ranging from 2032 to 2064 and interest rates ranging from 3.125% to 5.400%. The carrying value of this debt as of September 27, 2024 was $8,130 million.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 27, 2024, we were contingently liable for guarantees of indebtedness owed by third parties of $772 million, of which $88 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 27, 2024, the Company recorded net interest income of $14 million related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of September 27, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 27, 2024. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of September 27, 2024 to $465 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $14 million as of September 27, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2023 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2023 could be approximately $10 billion as of December 31, 2023. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2023 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 27, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.1 billion, respectively. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.

Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $171 million and $197 million as of September 27, 2024 and December 31, 2023, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 27, 2024	December 31, 2023
Net foreign currency translation adjustments	$(13,930)	$(12,726)
Accumulated net gains (losses) on derivatives	(205)	(154)
Unrealized net gains (losses) on available-for-sale debt securities	(20)	(1)
Adjustments to pension and other postretirement benefit liabilities	(1,381)	(1,394)
Accumulated other comprehensive income (loss)	$(15,536)	$(14,275)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 27, 2024
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$8,436	$—	$8,436
Other comprehensive income:
Net foreign currency translation adjustments	(1,204)	115	(1,089)
Net gains (losses) on derivatives[1]	(51)	—	(51)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(19)	—	(19)
Net change in pension and other postretirement benefit liabilities	13	—	13
Total comprehensive income (loss)	$7,175	$115	$7,290
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended September 27, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(469)	$89	$(380)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	959	—	959
Gains (losses) on net investment hedges arising during the period[1]	(575)	143	(432)
Net foreign currency translation adjustments	$(85)	$232	$147
Derivatives:
Gains (losses) arising during the period	$(216)	$52	$(164)
Reclassification adjustments recognized in net income	(72)	18	(54)
Net gains (losses) on derivatives[1]	$(288)	$70	$(218)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$11	$(2)	$9
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$—	$3
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(20)	$5	$(15)
Reclassification adjustments recognized in net income	6	(1)	5
Net change in pension and other postretirement benefit liabilities	$(14)	$4	$(10)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(384)	$306	$(78)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 27, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,612)	$181	$(1,431)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	271	—	271
Gains (losses) on net investment hedges arising during the period[1]	(194)	47	(147)
Net foreign currency translation adjustments	$(1,432)	$228	$(1,204)
Derivatives:
Gains (losses) arising during the period	$(33)	$6	$(27)
Reclassification adjustments recognized in net income	(32)	8	(24)
Net gains (losses) on derivatives[1]	$(65)	$14	$(51)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(27)	$11	$(16)
Reclassification adjustments recognized in net income	(4)	1	(3)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$12	$(19)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(29)	$3	$(26)
Reclassification adjustments recognized in net income	51	(12)	39
Net change in pension and other postretirement benefit liabilities	$22	$(9)	$13
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,506)	$245	$(1,261)
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 29, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(508)	$41	$(467)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(724)	—	(724)
Gains (losses) on net investment hedges arising during the period[1]	384	(96)	288
Net foreign currency translation adjustments	$(848)	$(55)	$(903)
Derivatives:
Gains (losses) arising during the period	$49	$(20)	$29
Reclassification adjustments recognized in net income	36	(9)	27
Net gains (losses) on derivatives[1]	$85	$(29)	$56
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(7)	$2	$(5)
Reclassification adjustments recognized in net income	3	(1)	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(4)	$1	$(3)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$27	$7	$34
Reclassification adjustments recognized in net income	23	(5)	18
Net change in pension and other postretirement benefit liabilities	$50	$2	$52
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(717)	$(81)	$(798)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 29, 2023	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$229	$(113)	$116
Reclassification adjustments recognized in net income	101	—	101
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(281)	—	(281)
Gains (losses) on net investment hedges arising during the period[1]	149	(37)	112
Net foreign currency translation adjustments	$198	$(150)	$48
Derivatives:
Gains (losses) arising during the period	$(58)	$(10)	$(68)
Reclassification adjustments recognized in net income	39	(10)	29
Net gains (losses) on derivatives[1]	$(19)	$(20)	$(39)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$6	$(4)	$2
Reclassification adjustments recognized in net income	5	(1)	4
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$11	$(5)	$6
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$11	$1	$12
Reclassification adjustments recognized in net income	67	(14)	53
Net change in pension and other postretirement benefit liabilities	$78	$(13)	$65
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$268	$(188)	$80
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item	Three Months Ended September 27, 2024	Nine Months Ended September 27, 2024
Foreign currency translation adjustments:
Divestitures, deconsolidations and other[1]	Other income (loss) — net	$—	$103
	Income before income taxes	—	103
	Income taxes	—	—
	Consolidated net income	$—	$103
Derivatives:
Foreign currency contracts	Net operating revenues	$(48)	$(30)
Foreign currency contracts and commodity contracts	Cost of goods sold	(4)	(10)
Foreign currency contracts and interest rate contracts	Interest expense	2	4
Foreign currency contracts	Other income (loss) — net	(22)	4
	Income before income taxes	(72)	(32)
	Income taxes	18	8
	Consolidated net income	$(54)	$(24)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(8)	$(4)
	Income before income taxes	(8)	(4)
	Income taxes	2	1
	Consolidated net income	$(6)	$(3)
Pension and other postretirement benefit liabilities:
Divestitures, deconsolidations and other[2]	Other income (loss) — net	$1	$(2)
Settlement loss (gain)	Other income (loss) — net	(19)	(19)
Recognized net actuarial loss (gain)	Other income (loss) — net	25	74
Recognized prior service cost (credit)	Other income (loss) — net	(1)	(2)
	Income before income taxes	6	51
	Income taxes	(1)	(12)
	Consolidated net income	$5	$39
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

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended September 27, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 28, 2024	4,309	$27,411	$75,189	$(15,458)	$1,760	$19,468	$(55,106)	$1,558
Comprehensive income (loss)	—	2,853	2,848	(78)	—	—	—	83
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.485 per share)	—	(2,091)	(2,091)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Purchases of treasury stock	(5)	(358)	—	—	—	—	(358)	—
Impact related to stock-based compensation plans	6	344	—	—	—	242	102	—
September 27, 2024	4,310	$28,154	$75,946	$(15,536)	$1,760	$19,710	$(55,362)	$1,636

			Shareowners of The Coca-Cola Company
Nine Months Ended September 27, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2023	4,308	$27,480	$73,782	$(14,275)	$1,760	$19,209	$(54,535)	$1,539
Comprehensive income (loss)	—	7,290	8,436	(1,261)	—	—	—	115
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.455 per share)	—	(6,272)	(6,272)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(14)	—	—	—	—	—	(14)
Divestitures, deconsolidations and other	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(18)	(1,135)	—	—	—	—	(1,135)	—
Impact related to stock-based compensation plans	20	809	—	—	—	501	308	—
September 27, 2024	4,310	$28,154	$75,946	$(15,536)	$1,760	$19,710	$(55,362)	$1,636

			Shareowners of The Coca-Cola Company
Three Months Ended September 29, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 30, 2023	4,324	$27,552	$72,695	$(14,017)	$1,760	$18,993	$(53,418)	$1,539
Comprehensive income (loss)	—	2,261	3,087	(798)	—	—	—	(28)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.46 per share)	—	(1,989)	(1,989)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(3)	—	—	—	—	—	(3)
Purchases of treasury stock	(2)	(108)	—	—	—	—	(108)	—
Impact related to stock-based compensation plans	2	120	—	—	—	88	32	—
September 29, 2023	4,324	$27,833	$73,793	$(14,815)	$1,760	$19,081	$(53,494)	$1,508

			Shareowners of The Coca-Cola Company
Nine Months Ended September 29, 2023	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2022	4,328	$25,826	$71,019	$(14,895)	$1,760	$18,822	$(52,601)	$1,721
Comprehensive income (loss)	—	8,623	8,741	80	—	—	—	(198)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.38 per share)	—	(5,967)	(5,967)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(16)	—	—	—	—	—	(16)
Acquisition of interests held by noncontrolling owners	—	(22)	—	—	—	(20)	—	(2)
Purchases of treasury stock	(18)	(1,087)	—	—	—	—	(1,087)	—
Impact related to stock-based compensation plans	14	476	—	—	—	282	194	—
Other activities	—	—	—	—	—	(3)	—	3
September 29, 2023	4,324	$27,833	$73,793	$(14,815)	$1,760	$19,081	$(53,494)	$1,508
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 27, 2024, the Company recorded other operating charges of $1,044 million. These charges consisted of $919 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $87 million related to the impairment of a trademark in Latin America and $34 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the nine months ended September 27, 2024, the Company recorded other operating charges of $3,987 million. These charges consisted of $3,021 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark, $102 million related to the Company’s productivity and reinvestment program and $87 million related to the impairment of a trademark in Latin America. In addition, other operating charges included $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $3 million related to a revision of management’s estimates for tax litigation expense.

During the three months ended September 29, 2023, the Company recorded other operating charges of $359 million. These charges consisted of $296 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $58 million related to the Company’s productivity and reinvestment program, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $1 million related to tax litigation expense.
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
Refer to Note 2 for additional information on the refranchising of our bottling operations in certain territories in India and the sale of a portion of our interest in Coke Consolidated. Refer to Note 9 for additional information on the tax litigation. Refer to Note 13 for additional information on the Company’s restructuring initiatives. Refer to Note 16 for additional information on the fairlife acquisition and the impairments. Refer to Note 17 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 27, 2024, the Company recorded a net gain of $4 million and a net charge of $45 million, respectively. During the three and nine months ended September 29, 2023, the Company recorded net charges of $48 million and $132 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. Refer to Note 17 for the impact these items had on our operating segments and Corporate.
Other Income (Loss) — Net
During the three months ended September 27, 2024, the Company recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated and a net gain of $103 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. These gains were partially offset by a charge of $10 million related to post-closing adjustments for the sale of our ownership interest in an equity method investee in Thailand and a charge of $4 million related to post-closing adjustments for the refranchising of our bottling operations in the Philippines.
During the nine months ended September 27, 2024, the Company recognized a net gain of $595 million related to the refranchising of our bottling operations in the Philippines, including the impact of post-closing adjustments, and recognized a net gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand, including the impact of post-closing adjustments. The Company also recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $331 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $290 million related to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments. These gains were partially offset by an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America and a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.
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
Refer to Note 2 for additional information on the refranchising of our bottling operations, the sale of our ownership interest in an equity method investee in Thailand and the sale of a portion of our interest in Coke Consolidated. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 16 for additional information on the other-than-temporary impairment charge. Refer to Note 17 for the impact these items had on our operating segments and Corporate.

NOTE 13: RESTRUCTURING
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. The program was expanded multiple times, with the last expansion occurring in April 2017. The remaining initiatives included in this program, which are primarily designed to further simplify and standardize our organization, will be substantially completed in 2024.
During the three and nine months ended September 27, 2024, the Company incurred expenses of $34 million and $102 million, respectively, and during the three and nine months ended September 29, 2023 incurred expenses of $58 million and $109 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,395 million related to this program since it commenced.
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
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Service cost	$26	$24	$1	$1
Interest cost	77	80	3	6
Expected return on plan assets[1]	(118)	(119)	(1)	(3)
Amortization of prior service cost (credit)	—	—	(1)	—
Amortization of net actuarial loss (gain)	26	24	(1)	(1)
Settlement loss (gain)	—	—	(19)	—
Net periodic benefit cost (income)	$11	$9	$(18)	$3
1The weighted-average expected long-term rates of return on plan assets used in computing 2024 net periodic benefit cost (income) were 7.00% for pension plans and 4.50% for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans

	Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Service cost	$79	$71	$3	$3
Interest cost	231	242	12	20
Expected return on plan assets[1]	(353)	(357)	(5)	(10)
Amortization of prior service cost (credit)	1	1	(3)	(2)
Amortization of net actuarial loss (gain)	77	72	(3)	(4)
Settlement loss (gain)	—	—	(19)	—
Net periodic benefit cost (income)	$35	$29	$(15)	$7
1The weighted-average expected long-term rates of return on plan assets used in computing 2024 net periodic benefit cost (income) were 7.00% for pension plans and 4.50% for other postretirement benefit plans.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the nine months ended September 27, 2024, the Company contributed $20 million to our pension trusts, offset by a $44 million transfer of surplus international plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $16 million during the remainder of 2024. The Company contributed $27 million to our pension trusts during the nine months ended September 29, 2023.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $530 million (15.7% effective tax rate) and $454 million (12.8% effective tax rate) during the three months ended September 27, 2024 and September 29, 2023, respectively. The Company recorded income taxes of $1,844 million (17.9% effective tax rate) and $1,753 million (16.7% effective tax rate) during the nine months ended September 27, 2024 and September 29, 2023, respectively.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 and September 29, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 included $45 million of net tax benefits and $15 million of net tax expense, respectively, related to various discrete tax items, including the resolution of certain foreign tax matters, return to provision adjustments and the net tax impact of agreed-upon audit issues.
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
During the nine months ended September 27, 2024, the Company invested $114 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. Investments of this nature are included in the line item equity method investments in our consolidated balance sheet. The Company generates a return through the receipt of tax credits, other tax benefits and cash distributions. The Company has made an election to apply the proportional amortization method (“PAM”) of accounting to these investments. In accordance with PAM accounting, the Company amortizes the cost of its investments in the line item income taxes in our consolidated statement of income based on the proportion of the income tax benefits received during the period to the total income tax benefits expected to be received over the life of the investments. The income tax credits and other income tax benefits earned reduce our income tax payments and are recorded in the line item net change in operating assets and liabilities in our consolidated statement of cash flows. During the three and nine months ended September 27, 2024, the Company received tax credits and other income tax benefits of $74 million and recognized amortization expense of $70 million related to these investments. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and nine months ended September 27, 2024. As of September 27, 2024, the carrying value of these investments was $44 million. The Company expects to fulfill $135 million of unfunded commitments related to these investments by December 31, 2024.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

September 27, 2024	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,827	$160	$14		$93	$—		$2,094
Debt securities[1]	—	1,751	—		—	—		1,751
Derivatives[2]	1	262	—		—	(254)	[6]	9	[8]
Total assets	$1,828	$2,173	$14		$93	$(254)		$3,854
Liabilities:
Contingent consideration liability	$—	$—	$6,038	[5]	$—	$—		$6,038
Derivatives[2]	—	1,196	—		—	(1,034)	[7]	162	[8]
Total liabilities	$—	$1,196	$6,038		$—	$(1,034)		$6,200
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
6The Company is obligated to return $17 million in cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $798 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $9 million in the line item other noncurrent assets and $162 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three and nine months ended September 27, 2024 and September 29, 2023.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 27, 2024 and September 29, 2023.
Nonrecurring Fair Value Measurements
During the three and nine months ended September 27, 2024, the Company recorded an asset impairment charge of $87 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $125 million.
During the nine months ended September 27, 2024, the Company recorded an asset impairment charge of $760 million related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million. Additionally, during the nine months ended September 27, 2024, the Company recorded an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
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

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 27, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $44,061 million and $40,404 million, respectively. As of December 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $37,507 million and $33,445 million, respectively.
NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific		Global Ventures	Bottling Investments		Corporate	Eliminations	Consolidated
As of and for the Three Months Ended September 27, 2024
Net operating revenues:
Third party	$1,847	$1,639	$4,983	$1,272		$781	$1,314		$18	$—	$11,854
Intersegment	172	—	1	77		—	2		—	(252)	—
Total net operating revenues	2,019	1,639	4,984	1,349		781	1,316		18	(252)	11,854
Operating income (loss)	977	933	1,405	459		77	43		(1,384)	—	2,510
Income (loss) before income taxes	995	933	1,415	462		78	502		(1,005)	—	3,380
Identifiable operating assets	7,378	2,535	25,601	2,664	[2]	7,994	8,341	[2]	32,716	—	87,229
Investments[1]	398	687	15	57		—	12,688		5,192	—	19,037
As of and for the Three Months Ended September 29, 2023
Net operating revenues:
Third party	$2,009	$1,574	$4,461	$1,235		$779	$1,855		$40	$—	$11,953
Intersegment	167	—	2	167		—	4		—	(340)	—
Total net operating revenues	2,176	1,574	4,463	1,402		779	1,859		40	(340)	11,953
Operating income (loss)	1,136	985	1,276	491		81	132		(831)	—	3,270
Income (loss) before income taxes	1,154	988	1,295	491		84	571		(1,046)	—	3,537
Identifiable operating assets	7,142	3,124	25,591	2,324	[2]	7,349	9,342	[2]	23,346	—	78,218
Investments[1]	372	709	15	71		—	13,310		4,883	—	19,360
As of December 31, 2023
Identifiable operating assets	$7,117	$3,149	$25,808	$2,428	[2]	$7,607	$9,871	[2]	$21,934	$—	$77,914
Investments[1]	389	712	15	71		—	13,639		4,963	—	19,789
1Principally equity method investments and other investments in bottling companies.
2Property, plant and equipment — net in India represented 14%, 12% and 12% of consolidated property, plant and equipment — net as of September 27, 2024, September 29, 2023 and December 31, 2023, respectively.
During the three months ended September 27, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $919 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $87 million for Latin America due to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $34 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.

•Operating income (loss) and income (loss) before income taxes were reduced by $7 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Income (loss) before income taxes was increased by $338 million for Corporate related to the sale of a portion of our interest in Coke Consolidated. Refer to Note 2.
•Income (loss) before income taxes was increased by $103 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $4 million for Bottling Investments due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
•Income (loss) before income taxes was decreased by $10 million and $4 million for Corporate due to post-closing adjustments related to the sale of our ownership interest in an equity method investee in Thailand and related to the refranchising of our bottling operations in the Philippines, respectively. Refer to Note 2.
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

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 27, 2024
Net operating revenues:
Third party	$5,807	$4,816	$13,963	$3,911	$2,279	$4,666	$75	$—	$35,517
Intersegment	524	—	7	419	—	6	—	(956)	—
Total net operating revenues	6,331	4,816	13,970	4,330	2,279	4,672	75	(956)	35,517
Operating income (loss)	3,309	2,795	3,162	1,760	224	297	(4,264)	—	7,283
Income (loss) before income taxes	3,351	2,767	3,194	1,768	228	1,474	(2,502)	—	10,280
Nine Months Ended September 29, 2023
Net operating revenues:
Third party	$5,883	$4,338	$12,728	$3,769	$2,251	$5,841	$95	$—	$34,905
Intersegment	505	—	6	571	—	6	—	(1,088)	—
Total net operating revenues	6,388	4,338	12,734	4,340	2,251	5,847	95	(1,088)	34,905
Operating income (loss)	3,404	2,635	3,525	1,727	210	393	(2,856)	—	9,038
Income (loss) before income taxes	3,443	2,645	3,563	1,589	219	1,652	(2,641)	—	10,470

During the nine months ended September 27, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) and income (loss) before income taxes were reduced by $3,021 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $102 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) and income (loss) before income taxes were reduced by $87 million for Latin America due to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) and income (loss) before income taxes were reduced by $17 million for North America due to the restructuring of our manufacturing operations in the United States.
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
•Income (loss) before income taxes was increased by $595 million for Corporate due to the refranchising of our bottling operations in the Philippines, including the impact of post-closing adjustments. Refer to Note 2.
•Income (loss) before income taxes was increased by $506 million for Corporate related to the sale of our ownership interest in an equity method investee in Thailand, including the impact of post-closing adjustments. Refer to Note 2.
•Income (loss) before income taxes was increased by $338 million for Corporate related to the sale of a portion of our interest in Coke Consolidated. Refer to Note 2.
•Income (loss) before income taxes was increased by $331 million for Corporate due to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Refer to Note 4.
•Income (loss) before income taxes was increased by $290 million for Corporate due to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments. Refer to Note 2.
•Income (loss) before income taxes was reduced by $40 million for Bottling Investments, $3 million for Latin America and $2 million for Corporate due to the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
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
In May 2023, the Company acquired certain brands in Asia Pacific. The impact of acquiring these brands has been included in acquisitions and divestitures in our analysis of net operating revenues on a consolidated basis as well as for the Asia Pacific operating segment for the nine months ended September 27, 2024. Additionally, in January 2023, the Company refranchised our bottling operations in Vietnam. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the nine months ended September 27, 2024. In January and February 2024, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three and nine months ended September 27, 2024.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2024 versus 2023
	Three Months Ended September 27, 2024				Nine Months Ended September 27, 2024
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	(1)%		(1)%	[6]	1%		—%	[6]
Europe, Middle East & Africa	(2)		(7)		—		(3)
Latin America	—		2		3		4
North America	—		1		(1)		—
Asia Pacific	(2)		(3)	[7]	—		2	[7]
Global Ventures	1		1		2		2
Bottling Investments	(31)	[5]	N/A		(22)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and nine months ended September 27, 2024 declined 1% and grew 5%, respectively.
6After considering the impact of structural changes, worldwide concentrate sales volume for the three and nine months ended September 27, 2024 declined 2% and grew 1%, respectively.
7After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three and nine months ended September 27, 2024 declined 4% and grew 1%, respectively.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended September 27, 2024 versus Three Months Ended September 29, 2023
Unit case volume in Europe, Middle East and Africa decreased 2%, which included a 3% decline in Trademark Coca-Cola, a 2% decline in sparkling flavors and a 5% decline in juice, value-added dairy and plant-based beverages, partially offset by 1% growth in water, sports, coffee and tea. The operating segment’s volume performance included a 7% decline in the Eurasia and Middle East operating unit as well as a 3% decline in the Africa operating unit, partially offset by growth of 1% in the Europe operating unit.
Unit case volume in Latin America was even, which included 2% growth in Trademark Coca-Cola, offset by a 3% decline in water, sports, coffee and tea, a 4% decline in sparkling flavors, and a 3% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 7% growth in Brazil, offset by a decline of 3% in Mexico and a decline of 8% in Argentina.
Unit case volume in North America was even, which included 2% growth in Trademark Coca-Cola and 1% growth in both juice, value-added dairy and plant-based beverages as well as sparkling flavors, offset by a 6% decline in water, sports, coffee and tea.
Unit case volume in Asia Pacific decreased 2%, which included a 5% decline in both water, sports, coffee and tea as well as juice, value-added dairy and plant-based beverages, partially offset by 1% growth in Trademark Coca-Cola. Unit case volume in sparkling flavors was even. The operating segment’s volume performance included a decline in unit case volume of 5% in the Greater China and Mongolia operating unit and a decline of 1% in the ASEAN and South Pacific operating unit, partially offset by growth of 4% in the Japan and South Korea operating unit. Unit case volume performance in the India and Southwest Asia operating unit was even.
Unit case volume for Global Ventures increased 1%, driven by growth in energy drinks and 3% growth in juice, value-added dairy and plant-based beverages, partially offset by an 8% decline in water, sports, coffee and tea.
Unit case volume for Bottling Investments decreased 31%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023
Unit case volume in Europe, Middle East and Africa was even, which included 4% growth in water, sports, coffee and tea, offset by a 1% decline in Trademark Coca-Cola and a 2% decline in juice, value-added dairy and plant-based beverages. Unit case volume in sparkling flavors was even. The operating segment reported an increase in unit case volume of 4% in the Africa operating unit, offset by a decline of 4% in the Eurasia and Middle East operating unit. Unit case volume performance in the Europe operating unit was even.
Unit case volume in Latin America increased 3%, which included 5% growth in Trademark Coca-Cola and 2% growth in water, sports, coffee and tea, partially offset by a 1% decline in both sparkling flavors and juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 9% growth in Brazil and 2% growth in Mexico, partially offset by a 17% decline in Argentina.
Unit case volume in North America decreased 1%, which included a 5% decline in water, sports, coffee and tea, partially offset by 3% growth in juice, value-added dairy and plant-based beverages. Unit case volume in both Trademark Coca-Cola and sparkling flavors was even.
Unit case volume in Asia Pacific was even, which included 3% growth in sparkling flavors and 2% growth in Trademark Coca-Cola, offset by a 6% decline in water, sports, coffee and tea. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 7% growth in the India and Southwest Asia operating unit, 3% growth in the ASEAN and South Pacific operating unit and 4% growth in the Japan and South Korea operating unit, offset by a decline in unit case volume of 7% in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 2%, driven by growth in energy drinks and 1% growth in juice, value-added dairy and plant-based beverages, partially offset by a 7% decline in water, sports, coffee and tea.
Unit case volume for Bottling Investments decreased 22%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During the three months ended September 27, 2024, worldwide concentrate sales volume and unit case volume both decreased 1% compared to the three months ended September 29, 2023. During the nine months ended September 27, 2024, worldwide concentrate sales volume was even and unit case volume increased 1% compared to the nine months ended September 29, 2023. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments. In addition, the first quarter of 2024 had one less day when compared to the first quarter of 2023, which also contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the nine months ended September 27, 2024. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.

Net Operating Revenues
Three Months Ended September 27, 2024 versus Three Months Ended September 29, 2023
During the three months ended September 27, 2024, net operating revenues were $11,854 million, compared to $11,953 million during the three months ended September 29, 2023, a decrease of $99 million, or 1%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(2)%	10%	(5)%	(4)%	(1)%
Europe, Middle East & Africa	(7)	9	(10)	—	(7)
Latin America	2	21	(20)	—	4
North America	1	11	—	—	12
Asia Pacific	(4)	7	(7)	—	(4)
Global Ventures	1	(3)	2	—	—
Bottling Investments	(1)	4	(1)	(32)	(29)
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
Price, product and geographic mix had a 10% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing primarily in Nigeria, Türkiye and Zimbabwe, and favorable geographic mix, partially offset by unfavorable category mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina;
•North America — favorable pricing initiatives and favorable category mix, partially offset by unfavorable channel mix;
•Asia Pacific — favorable geographic mix and favorable pricing initiatives;
•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives across most markets and favorable geographic mix.

Fluctuations in foreign currency exchange rates unfavorably impacted our consolidated net operating revenues by 5%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Mexican peso, Brazilian real, Nigerian naira and Zimbabwean dollar, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound, Kenyan shilling and South African rand, which had a favorable impact on our Global Ventures; Europe, Middle East and Africa; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023
During the nine months ended September 27, 2024, net operating revenues were $35,517 million, compared to $34,905 million during the nine months ended September 29, 2023, an increase of $612 million, or 2%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	11%	(6)%	(4)%	2%
Europe, Middle East & Africa	(3)	19	(17)	—	(1)
Latin America	4	21	(14)	—	11
North America	—	10	—	—	10
Asia Pacific	1	4	(5)	—	—
Global Ventures	2	(2)	1	—	1
Bottling Investments	5	6	(2)	(28)	(20)
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
•Asia Pacific — favorable pricing initiatives and favorable geographic and package mix;
•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and

•Bottling Investments — favorable pricing initiatives across most markets and favorable package mix.
Fluctuations in foreign currency exchange rates unfavorably impacted our consolidated net operating revenues by 6%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Nigerian naira, Zimbabwean dollar, Turkish lira and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound and Mexican peso, which had a favorable impact on our Global Ventures; Europe, Middle East and Africa; and Latin America operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin decreased to 60.7% for the three months ended September 27, 2024, compared to 61.0% for the three months ended September 29, 2023. The decrease was primarily due to the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs, partially offset by the impact of favorable pricing initiatives and the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India. Our gross profit margin increased to 61.4% for the nine months ended September 27, 2024, compared to 60.2% for the nine months ended September 29, 2023. The increase was primarily due to the impact of favorable pricing initiatives and the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Selling and distribution expenses	$603	$694	$1,833	$2,030
Advertising expenses	1,376	1,526	3,937	3,810
Stock-based compensation expense	67	57	207	177
Other operating expenses	1,590	1,390	4,559	4,156
Selling, general and administrative expenses	$3,636	$3,667	$10,536	$10,173
During the three months ended September 27, 2024, selling, general and administrative expenses decreased $31 million, or 1%, versus the prior year. Foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 2%. Additionally, the lower advertising expenses were due to the timing of advertising spending and the lower selling and distribution expenses were due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India. These decreases were partially offset by an increase in other operating expenses.
During the nine months ended September 27, 2024, selling, general and administrative expenses increased $363 million, or 4%, versus the prior year. The increase was primarily due to higher advertising expenses and higher other operating expenses, partially offset by a decrease in selling and distribution expenses. The decrease in selling and distribution expenses was primarily due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India. During the nine months ended September 27, 2024, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 4%.
As of September 27, 2024, we had $298 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Europe, Middle East & Africa	$—	$—	$—	$—
Latin America	87	—	87	—
North America	—	—	760	25
Asia Pacific	—	—	—	35
Global Ventures	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	957	359	3,140	1,748
Total	$1,044	$359	$3,987	$1,808
During the three months ended September 27, 2024, the Company recorded other operating charges of $1,044 million. These charges consisted of $919 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, $87 million related to the impairment of a trademark in Latin America and $34 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $2 million of transaction costs related to the sale of a portion of our interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”). These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the nine months ended September 27, 2024, the Company recorded other operating charges of $3,987 million. These charges consisted of $3,021 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark, $102 million related to the Company’s productivity and reinvestment program and $87 million related to the impairment of a trademark in Latin America. In addition, other operating charges included $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $3 million related to a revision of management’s estimates for tax litigation expense.
During the three months ended September 29, 2023, the Company recorded other operating charges of $359 million. These charges consisted of $296 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $58 million related to the Company’s productivity and reinvestment program, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $1 million related to tax litigation expense.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations in certain territories in India and the sale of a portion of our interest in Coke Consolidated. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition and the impairments. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Europe, Middle East & Africa	38.9%	34.7%	45.4%	37.7%
Latin America	37.1	30.1	38.4	29.1
North America	56.0	39.0	43.4	39.0
Asia Pacific	18.3	15.0	24.1	19.1
Global Ventures	3.1	2.5	3.1	2.3
Bottling Investments	1.7	4.1	4.1	4.4
Corporate	(55.1)	(25.4)	(58.5)	(31.6)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Consolidated	21.2%	27.4%	20.5%	25.9%
Europe, Middle East & Africa	52.9	56.6	57.0	57.9
Latin America	56.9	62.5	58.0	60.7
North America	28.2	28.6	22.6	27.7
Asia Pacific	36.1	39.8	45.0	45.8
Global Ventures	9.9	10.4	9.8	9.3
Bottling Investments	3.3	7.1	6.4	6.7
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended September 27, 2024 versus Three Months Ended September 29, 2023
During the three months ended September 27, 2024, operating income was $2,510 million, compared to $3,270 million during the three months ended September 29, 2023, a decrease of $760 million, or 23%. The decrease was driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; a decrease in concentrate sales volume of 2%; higher commodity costs; higher other operating charges; and an unfavorable foreign currency exchange rate impact of 15%. These items were partially offset by favorable pricing initiatives and lower selling, general and administrative expenses.
Fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 15% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso and Mexican peso, which had an unfavorable impact on our Latin America operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $977 million and $1,136 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The decrease in operating income was primarily driven by a decline in concentrate sales volume of 7%, higher commodity costs, higher operating expenses and an unfavorable foreign currency exchange rate impact of 12%, partially offset by favorable pricing initiatives and the timing of marketing spending.
Latin America reported operating income of $933 million and $985 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The decrease in operating income was primarily due to increased marketing spending, higher operating expenses, higher other operating charges and an unfavorable foreign currency exchange rate impact of 28%, partially offset by an increase in concentrate sales volume of 2% and favorable pricing initiatives.
Operating income for North America for the three months ended September 27, 2024 and September 29, 2023 was $1,405 million and $1,276 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 1% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 1%.
Asia Pacific’s operating income for the three months ended September 27, 2024 and September 29, 2023 was $459 million and $491 million, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 4%, higher commodity costs and an unfavorable foreign currency exchange rate impact of 18%, partially offset by favorable pricing initiatives and the timing of marketing spending.
Global Ventures’ operating income for the three months ended September 27, 2024 and September 29, 2023 was $77 million and $81 million, respectively. The decrease in operating income was primarily driven by higher operating expenses, partially offset by concentrate sales volume growth of 1% and lower commodity costs.
Bottling Investments’ operating income for the three months ended September 27, 2024 and September 29, 2023 was $43 million and $132 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; a decline in unit case volume of 1%; higher commodity costs; higher operating expenses; and an unfavorable foreign currency exchange rate impact of 4%, partially offset by favorable pricing initiatives.
Corporate’s operating loss for the three months ended September 27, 2024 and September 29, 2023 was $1,384 million and $831 million, respectively. Operating loss in 2024 increased as a result of higher other operating charges, primarily due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, partially offset by a favorable foreign currency exchange rate impact of 1%. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023
During the nine months ended September 27, 2024, operating income was $7,283 million, compared to $9,038 million during the nine months ended September 29, 2023, a decrease of $1,755 million, or 19%. The decrease was driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact of 12%. These items were partially offset by an increase in concentrate sales volume of 1% and favorable pricing initiatives.
Fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 12% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Zimbabwean dollar and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Mexican peso and British pound, which had a favorable impact on our Latin America, Global Ventures and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $3,309 million and $3,404 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 3%, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 16%, partially offset by favorable pricing initiatives.
Latin America reported operating income of $2,795 million and $2,635 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 4% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses, higher other operating charges and an unfavorable foreign currency exchange rate impact of 16%.
Operating income for North America for the nine months ended September 27, 2024 and September 29, 2023 was $3,162 million and $3,525 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending, higher operating expenses and higher other operating charges due to the impairment of our BodyArmor trademark, partially offset by favorable pricing initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.
Asia Pacific’s operating income for the nine months ended September 27, 2024 and September 29, 2023 was $1,760 million and $1,727 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of

1%, favorable pricing initiatives, lower other operating charges and the impact of acquired brands and structural changes, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 8%.
Global Ventures’ operating income for the nine months ended September 27, 2024 and September 29, 2023 was $224 million and $210 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2%, lower commodity costs and a favorable foreign currency exchange rate impact of 1%, partially offset by higher operating expenses.
Bottling Investments’ operating income for the nine months ended September 27, 2024 and September 29, 2023 was $297 million and $393 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 3%, partially offset by unit case volume growth of 5% and favorable pricing initiatives.
Corporate’s operating loss for the nine months ended September 27, 2024 and September 29, 2023 was $4,264 million and $2,856 million, respectively. Operating loss in 2024 increased as a result of higher operating expenses and higher other operating charges, primarily due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2024 operating income.
Interest Income
During the three months ended September 27, 2024, interest income was $263 million, compared to $248 million during the three months ended September 29, 2023, an increase of $15 million, or 6%. During the nine months ended September 27, 2024, interest income was $784 million, compared to $640 million during the nine months ended September 29, 2023, an increase of $144 million, or 23%. The increases were primarily driven by higher average investment balances on our Corporate and certain international investments.
Interest Expense
During the three months ended September 27, 2024, interest expense was $425 million, compared to $368 million during the three months ended September 29, 2023, an increase of $57 million, or 15%. During the nine months ended September 27, 2024, interest expense was $1,225 million, compared to $1,114 million during the nine months ended September 29, 2023, an increase of $111 million, or 10%. The increases were primarily due to the impact of higher debt balances and higher interest rates on derivative instruments compared to the prior year.
Equity Income (Loss) — Net
Three Months Ended September 27, 2024 versus Three Months Ended September 29, 2023
During the three months ended September 27, 2024, equity income was $541 million, compared to equity income of $517 million during the three months ended September 29, 2023, an increase of $24 million, or 5%. The increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year and a $52 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain of our equity method investees and an unfavorable foreign currency exchange rate impact.
Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023
During the nine months ended September 27, 2024, equity income was $1,432 million, compared to equity income of $1,330 million during the nine months ended September 29, 2023, an increase of $102 million, or 8%. The increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year and an $87 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain of our equity method investees and an unfavorable foreign currency exchange rate impact.

Other Income (Loss) — Net
Three Months Ended September 27, 2024 versus Three Months Ended September 29, 2023
During the three months ended September 27, 2024, other income (loss) — net was income of $491 million. The Company recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $103 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $74 million and income of $34 million related to the non-service cost components of net periodic benefit income. Other income (loss) — net also included $34 million of costs related to our trade accounts receivable factoring program, a charge of $10 million related to post-closing adjustments for the sale of our ownership interest in an equity method investee in Thailand, net foreign currency exchange losses of $7 million and a charge of $4 million related to post-closing adjustments for the refranchising of our bottling operations in the Philippines.
During the three months ended September 29, 2023, other income (loss) — net was a loss of $130 million. The Company recognized a net loss of $119 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $52 million and recorded $27 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included dividend income of $44 million and income of $13 million related to the non-service cost components of net periodic benefit cost.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of a portion of our interest in Coke Consolidated. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Nine Months Ended September 27, 2024 versus Nine Months Ended September 29, 2023
During the nine months ended September 27, 2024, other income (loss) — net was income of $2,006 million. The Company recognized a net gain of $595 million related to the refranchising of our bottling operations in the Philippines, including the impact of post-closing adjustments, and recognized a net gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand, including the impact of post-closing adjustments. The Company also recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $331 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $290 million related to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments. Additionally, the Company recognized dividend income of $147 million and income of $62 million related to the non-service cost components of net periodic benefit cost. Other income (loss) — net also included net foreign currency exchange losses of $139 million, $85 million of costs related to our trade accounts receivable factoring program, an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America and a loss of $7 million related to post-closing adjustments for the refranchising of our bottling operations in Vietnam in 2023.
During the nine months ended September 29, 2023, other income (loss) — net was income of $576 million. The Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam. The Company recognized a net gain of $121 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $172 million and recorded $58 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included dividend income of $172 million and income of $38 million related to the non-service cost components of net periodic benefit cost.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations, the sale of our ownership interest in an equity method investee in Thailand and the sale of a portion of our interest in Coke Consolidated. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the other-than-temporary impairment charge. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact that certain of these items had on our operating segments and Corporate.
Income Taxes
The Company recorded income taxes of $530 million (15.7% effective tax rate) and $454 million (12.8% effective tax rate) during the three months ended September 27, 2024 and September 29, 2023, respectively. The Company recorded income taxes of $1,844 million (17.9% effective tax rate) and $1,753 million (16.7% effective tax rate) during the nine months ended September 27, 2024 and September 29, 2023, respectively.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 and September 29, 2023 vary from the statutory U.S. federal tax rate of 21.0% primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 included $45 million of net tax benefits and $15 million of net tax expense, respectively, related to various discrete tax items, including the resolution of certain foreign tax matters, return to provision adjustments and the net tax impact of agreed-upon audit issues.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on enacted tax laws, as well as our current interpretation of recently issued regulations, the Company’s effective tax rate in 2024 is expected to be 18.8% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a two-pillared project on behalf of the G20 and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Pillar One would allow countries to reallocate a portion of profits earned by multinational businesses with an annual global revenue exceeding €20 billion and a profit margin of over 10% to applicable market jurisdictions. While the OECD issued draft language for the international implementation of Pillar One in October 2023, both the substantive rules and implementation process remain under discussion at the OECD, so the timetable for any implementation remains uncertain.
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

The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $18.2 billion as of September 27, 2024. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of September 27, 2024. These backup lines of credit expire at various times through 2028.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $16,015 million and $12,793 million of trade accounts receivables under this program during the nine months ended September 27, 2024 and September 29, 2023, respectively. The costs of factoring such receivables were $85 million and $58 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 27, 2024, the Company recorded net interest income of $14 million related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of September 27, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $14 million as of September 27, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2023 could be approximately $10 billion as of December 31, 2023. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2023 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three and nine months ended September 27, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.1 billion, respectively. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended September 27, 2024 and September 29, 2023 was $2,854 million and $8,929 million, respectively, a decrease of $6,075 million, or 68%. This decrease was primarily driven by a $6.0 billion tax litigation deposit paid to the IRS, an unfavorable impact due to foreign currency exchange rate fluctuations, higher other tax payments and additional annual incentive payments in the current year due to improved business performance in the prior year. In addition, the decrease was impacted by the timing of concentrate sales and marketing payments, and the prior year impact of working capital initiatives. These items were partially offset by strong cash operating results, a dividend payment from an equity method investee in Thailand, payments in the prior year resulting from the buildup of inventory to manage potential supply chain disruptions, and $167 million of the $275 million milestone payment for fairlife in the prior year. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax payment to the IRS. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 27, 2024 was $3,307 million, and net cash used in investing activities during the nine months ended September 29, 2023 was $2,423 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 27, 2024, purchases of investments were $4,398 million and proceeds from disposals of investments were $5,125 million, resulting in a net cash inflow of $727 million. During the nine months ended September 29, 2023, purchases of investments were $4,588 million and proceeds from disposals of investments were $2,892 million, resulting in a net cash outflow of $1,696 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 27, 2024 and September 29, 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $3,468 million and $327 million, respectively. The activity during the nine months ended September 27, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. The activity during the nine months ended September 29, 2023 primarily related to sales of our ownership interests in certain equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the nine months ended September 27, 2024 and September 29, 2023 were $1,261 million and $1,001 million, respectively.
Other Investing Activities
During the nine months ended September 27, 2024 and September 29, 2023, the total cash inflow was $194 million and $70 million, respectively. The activity during the nine months ended September 27, 2024 included the receipt of a $100 million installment payment on the note receivable related to the sale of our ownership interest in an equity method investee in Pakistan in 2023 and the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 27, 2024 and September 29, 2023 was $1,426 million and $4,085 million, respectively.
Loans, Notes Payable and Long-Term Debt
During the nine months ended September 27, 2024, the Company had issuances of debt of $11,298 million, which consisted of $3,129 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $8,169 million, net of related discounts and issuance costs. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.

The Company made payments of debt of $7,925 million during the nine months ended September 27, 2024, which consisted of $818 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of $4,829 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,278 million.
During the nine months ended September 29, 2023, the Company had issuances of debt of $6,013 million, which consisted of $5,979 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $34 million, net of related discounts and issuance costs.
The Company made payments of debt of $4,794 million during the nine months ended September 29, 2023, which consisted of $630 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of $3,893 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $271 million.
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
Issuances of Stock
The issuances of stock during the nine months ended September 27, 2024 and September 29, 2023 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the nine months ended September 27, 2024, the total cash outflow for treasury stock purchases was $1,228 million. The Company repurchased 18.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $63.03 per share, for a total cost of $1,135 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the nine months ended September 27, 2024 resulted in a net cash outflow of $511 million.
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
Dividends
During the nine months ended September 27, 2024 and September 29, 2023, the Company paid dividends of $4,274 million and $4,078 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2023 and 2024 third quarterly dividends in the fourth quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.485 per share at its October 2024 meeting. This dividend is payable on December 16, 2024 to shareowners of record as of the close of business on November 29, 2024.
Other Financing Activities
During the nine months ended September 27, 2024 and September 29, 2023, the total cash outflow for other financing activities was $14 million and $457 million, respectively. The cash outflow during the nine months ended September 29, 2023 included $108 million of the $275 million milestone payment for fairlife. Additionally, the cash outflow during the nine months ended September 29, 2023 included payments totaling $311 million of the purchase price of BodyArmor, which included amounts originally held back for indemnification obligations. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and nine months ended September 27, 2024 by 15% and 12%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 28, 2024. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 27, 2024, the Company recorded net interest income of $14 million related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of September 27, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 27, 2024. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of September 27, 2024 to $465 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $14 million as of September 27, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2023 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2023. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2023 could be approximately $10 billion as of December 31, 2023. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2023 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 27, 2024 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.1 billion, respectively. We currently project the continued application of the Tax Court Methodology in future years, assuming similar facts and circumstances as of

December 31, 2023, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 27, 2024 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
June 29, 2024 through July 26, 2024	761,311	$64.13	749,000	89,232,697
July 27, 2024 through August 23, 2024	1,459,485	68.71	1,459,100	87,773,597
August 24, 2024 through September 27, 2024	3,458,132	71.59	2,929,500	84,844,097
Total	5,678,928	$69.85	5,137,600
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
Item 5. Other Information
During the fiscal quarter ended September 27, 2024, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

4.5	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.6	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.9	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.10	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.11	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.12	Form of Note for 1.750% Notes due 2024 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.13	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.14	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.18	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.20	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.21	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.23	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.29	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.30	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.31	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.32	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.34	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.35	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.37	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.38	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.39	Form of Note for 5.000% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.40	Form of Note for 5.300% Notes due 2054 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.41	Form of Note for 5.400% Notes due 2064 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.42	Form of Note for 3.125% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.43	Form of Note for 3.500% Notes due 2044 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.44	Form of Note for 4.650% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.45	Form of Note for 5.200% Notes due 2055 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.46	Form of Note for 3.375% Notes due 2037 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.47	Form of Note for 3.750% Notes due 2053 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.48	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.

4.49	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
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

10.1
Supplemental Award Notification — 2022 and 2023 Performance Share Units under The Coca-Cola 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2024.

10.2
Supplemental Award Notification — 2022 and 2023 Restricted Stock Units under The Coca-Cola 2014 Equity Plan — incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 21, 2024.

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

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 27, 2024 and September 29, 2023; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2024 and September 29, 2023; (iii) Consolidated Balance Sheets as of September 27, 2024 and December 31, 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2024 and September 29, 2023; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN MAY
Date:	October 24, 2024	Erin May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)