Form 10-K
period 2024-12-31
COCA COLA CO
filed 2025-02-20
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its         audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $272,048,494,989 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2025 was 4,301,000,395.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2025 Annual Meeting of Shareowners are incorporated by reference in Part III.

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and net income per share growth, cash flow projections, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report; and those described from time to time in our future reports filed with the Securities and Exchange Commission.
Part I
ITEM 1.  BUSINESS
In this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Coca-Cola Zero Sugar, Fanta and Diet Coke/Coca-Cola Light.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to the Company account for 2.2 billion of the estimated 65 billion servings of all beverages consumed worldwide every day.
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
The Global Ventures operating segment was established primarily to oversee the Company’s ownership of Costa Limited (“Costa”), innocent and doğadan, as well as the fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation (“Monster”). In November 2024, we announced plans to sunset our Global Ventures operating segment to streamline and simplify our current operating structure. Effective January 1, 2025, the results of our Costa (excluding the ready-to-drink business), innocent and doğadan businesses will report to the Company’s Europe, Middle East and Africa operating segment. Costa’s ready-to-drink business and the fees related to Monster will be the responsibility of the respective geographic operating segments. For additional information about our operating segments and Corporate, refer to Note 20 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.
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
We own and market numerous valuable beverage brands, including the following:
•sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes1, Sprite and Thums Up;
•water, sports, coffee and tea: Aquarius, Ayataka, BODYARMOR, Ciel, Costa, Crystal, Dasani, doğadan, Fuze Tea, Georgia, glacéau smartwater, glacéau vitaminwater, Gold Peak, I LOHAS, Powerade and Topo Chico; and
•juice, value-added dairy and plant-based beverages: Core Power, Del Valle, fairlife, innocent, Maaza, Minute Maid, Minute Maid Pulpy and Simply.
1 Schweppes is owned by the Company in certain countries other than the United States.
The Company has also directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce and sell alcohol products in certain regions of the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The Company’s approach in alcohol focuses on three segments of alcohol ready-to-drink beverages: pre-mixed cocktails (e.g., Jack Daniel’s & Coca-Cola), flavored alcohol beverages (e.g., Lemon-Dou) and hard seltzers (e.g., Topo Chico Hard Seltzer).
In addition to the beverage brands we own, we also provide marketing support and otherwise participate in the sales of other beverage brands through licenses, joint ventures and strategic relationships. For example, certain Coca-Cola system bottlers distribute certain brands of Monster, primarily Monster Energy, in designated territories in the United States, Canada and other international territories pursuant to distribution coordination agreements between the Company and Monster and related distribution agreements between Monster and Coca-Cola system bottlers.

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
The Coca-Cola system sold 33.7 billion and 33.3 billion unit cases of our products in 2024 and 2023, respectively. Sparkling soft drinks represented 69% of our worldwide unit case volume in both 2024 and 2023. Trademark Coca-Cola accounted for 47% of our worldwide unit case volume in both 2024 and 2023. In 2024, unit case volume in the United States represented 16% of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42% of U.S. unit case volume. Unit case volume outside the United States represented 84% of the Company’s worldwide unit case volume in 2024. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 33% of our worldwide unit case volume. Of the non-U.S. unit case volume, 71% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48% of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2024 were as follows:
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
•Coca-Cola Europacific Partners plc (“CCEP”), which has bottling and distribution operations in Andorra, Australia, Belgium, continental France, Germany, Great Britain, Iceland, Indonesia, Luxembourg, Monaco, the Netherlands, New Zealand and Pacific Islands, Norway, Papua New Guinea, the Philippines, Portugal, Spain and Sweden;
•Coca-Cola HBC AG (“Coca-Cola Hellenic”), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Egypt, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, the Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;
•Arca Continental, S.A.B. de C.V., which has bottling and distribution operations in northern and western Mexico, northern Argentina, Ecuador, Peru, and the state of Texas and part of the states of New Mexico, Oklahoma and Arkansas in the United States; and
•Swire Coca-Cola Limited, which has bottling and distribution operations in 11 provinces and the Shanghai municipality in mainland China, Hong Kong, Taiwan, Cambodia, Laos, Thailand, Vietnam and territories in 13 states in the western United States.
In 2024, these five bottling partners combined represented 44% of our total worldwide unit case volume.
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
Competition
The commercial beverage industry is highly competitive and consists of numerous companies, ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutables (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce and sell alcohol products in certain regions of the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. Competitive products include all alcohol ready-to-drink beverages containing various alcohol bases. In many of the countries in which we do business, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, Anheuser-Busch InBev, Kirin Holdings, Heineken N.V., Diageo plc and Red Bull GmbH. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.
Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs,     in-store displays and point-of-sale marketing, digital marketing, product and ingredient innovation, availability, increased efficiency in production techniques, the introduction of new packaging as well as new vending and dispensing equipment, contracting with marketing assets (theaters, sports arenas, universities, etc.), and brand and trademark development and protection.

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
Raw Materials
We and our bottling partners use various ingredients in our business, such as sucrose, high fructose corn syrup (“HFCS”), aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine, caramel color and flavors; other raw materials such as orange and other fruit juices and juice concentrates, milk, coffee and tea; packaging materials such as polyethylene terephthalate (“PET”), bio-based PET and recycled PET for bottles; and aluminum cans, glass bottles and other containers.
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
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, sucralose, saccharin, cyclamate and steviol glycosides. Generally, these raw materials are readily available from numerous sources. We purchase sucralose, which we consider a critical raw material, from suppliers mainly in the United States and also China. Our Company generally has not experienced major difficulties in obtaining its requirements for non-nutritive sweeteners.
Juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are the principal raw materials for our juice and juice drink products. We source our orange juice and orange juice concentrate from Florida and the Southern Hemisphere (particularly Brazil). We work closely with Cutrale Citrus Juices U.S.A., Inc., our primary supplier of orange juice from Florida and Brazil, to ensure an adequate supply of orange juice and orange juice concentrate that meets our Company’s standards. However, the citrus industry is impacted by citrus greening disease and the variability of weather conditions that can affect the quality and supply of orange juice and orange juice concentrate. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, changing weather patterns are adversely affecting citrus production, contributing to challenges such as citrus greening disease and droughts, which have resulted in a reduced number of citrus trees and increased grower costs and prices.
Milk is the principal raw material for our dairy products. We derive the majority of our dairy revenues through fairlife, LLC (“fairlife”), which purchases milk from dairy cooperatives that in turn source milk from farms within the cooperatives. While our sourcing for milk is currently concentrated among a few dairy cooperatives, we believe we have access to alternate suppliers, if necessary, to help deliver an adequate supply of milk.
We generate most of our coffee revenues through Costa. Costa purchases Rainforest Alliance Certified and other certified green coffee through multiple suppliers, enabling us to source from alternative suppliers as changing weather patterns impact yields in some geographies. Similarly, we procure tea from a diverse supplier base, which helps mitigate the effects of weather-related yield reductions in certain geographies.
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
In the United States, the safety, production, storage, transportation, distribution, advertising, marketing, labeling and sale of our Company’s products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; various federal and state laws and regulations governing competition and trade practices, including the Robinson-Patman Act of 1936, as amended, and the Clayton Antitrust Act of 1914, as amended; federal, state and local workplace health and safety laws; various federal and state laws and regulations governing our employment practices, including those related to equal employment opportunity and compensation; various federal, state and local environmental protection laws; privacy and personal data protection laws; trade laws and regulations, including laws regarding the import or export of our products or ingredients used in our products and tariffs; and various other federal, state and local statutes and regulations. We are also required to comply with the Foreign Corrupt Practices Act and the Trade Sanctions Reform and Export Enhancement Act. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements and regulatory reviews.
Regulators in the United States and abroad have been expressing concerns about processing and the use of particular ingredients or additives in beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products. Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 exempts a product from a warning if the manufacturer can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
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

Bottlers of our beverage products presently offer, among other beverage containers, nonrefillable recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and elsewhere around the world requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes, extended producer responsibility and/or restrictions or bans on the use of certain types of packaging, including certain packaging containing per- and polyfluoroalkyl substances (“PFAS”), also apply in various jurisdictions in the United States and elsewhere around the world. We anticipate that additional such legal requirements may be proposed or enacted in the future at federal, state and local levels, both in the United States and elsewhere around the world.
All of our Company’s facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use and treatment of water resources, discharge of wastewater and air emissions. In addition, increasing concern over climate change is expected to continue to result in additional legal or regulatory requirements (both inside and outside the United States) designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics. Our policy is to comply with all such legal requirements. We have made, and plan on continuing to make, expenditures necessary to comply with applicable environmental laws and regulations and that aim to make progress toward achieving our sustainability goals. While compliance has not had a material adverse effect on our Company’s capital expenditures, net income or competitive position to date, changes in environmental compliance requirements along with expenditures necessary to comply with such requirements or that aim to make progress toward achieving our sustainability goals could adversely affect our financial performance.
We are also subject to various federal, state and international laws and regulations related to cybersecurity, privacy and data protection, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection Law and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, as amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. In addition to California, at least 18 other states in the United States have passed comprehensive privacy laws similar to the CCPA and the CPRA. These laws are either in effect or will go into effect during 2025 or in the future, and we expect other states to consider adopting similar laws in the future. Like the CCPA and the CPRA, these laws create, or are expected to create, obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. The U.S. Congress has also considered legislation relating to data privacy and data protection, and the U.S. federal government may in the future pass such legislation. The interpretation and application of privacy, data protection and data residency laws are often uncertain and are expanding in the United States and internationally, including in the European Union, Brazil, China and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business, and we develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately. As a result, our ability to maximize the utility of our data could be impacted and we may need to modify our practices to accommodate legal and regulatory constraints and obligations or meet consumer expectations.
For additional information, refer to Part I, “Item IA. Risk Factors” of this report.
Human Capital Management
Our people and culture strategies are critical business priorities. The board of directors of the Company (“Board of Directors”), through the Talent and Compensation Committee, provides oversight of the Company’s policies and strategies relating to talent, leadership and culture, and the Company’s compensation philosophy and programs. The Talent and Compensation Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives. In addition, the Corporate Governance and Sustainability Committee of our Board of Directors oversees succession planning and talent development for our senior executives.
We believe people are our most important asset, and we strive to attract and retain high-performing talent. As of December 31, 2024 and 2023, our Company had approximately 69,700 and 79,100 employees, respectively, of which approximately 8,900 and 9,000, respectively, were located in the United States. The decrease in the total number of employees was primarily due to 2024 refranchising activity. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2024, approximately 400 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will continue to successfully negotiate such agreements with representatives of our bargained-for employees.
Our diverse, high-performing global employee base helps drive a culture of inclusion, innovation and growth. We aspire to develop a global workforce with diverse perspectives, experiences and backgrounds that reflect the broad range of consumers and markets we serve around the world; we aim to enable an inclusive culture where all employees thrive; and we are focused on providing access to equal opportunities and fostering belonging both in our workplaces and the local communities we proudly serve. We believe that these efforts are critical to the Company’s continued growth and success.
We support many employee-led inclusion networks around the world. Our inclusion networks are open to all employees and are regionally structured to meet relevant local needs. They provide employees with the opportunity to engage with colleagues around the world and foster relationships based on common interests or backgrounds.
Through our comprehensive global talent and development programs, we continuously invest in our talent for growth in our networked organization. We believe in providing challenging and diverse experiences and opportunities to our people to help them develop and grow.
Our global career strategy program, called Thrive, is designed to provide clarity to employees on what it means to have a career at the Company. Through our people-centered approach, we strive to create an integrated, streamlined and inspiring career experience. We believe that development is anchored in acquiring skills and work experiences. We focus on investing in inspirational leadership, capability development, and providing learning opportunities to equip our global workforce with the skills they need for the future and to improve employee engagement and retention. We provide a range of formal and informal learning and leadership development programs, which are designed to help all of our employees continuously grow and strengthen their skills throughout their careers. We provide online learning through a robust catalog of digital content as well as experiential learning opportunities, and we are continually identifying opportunities to provide access to capability development content for all of our employees. We also have Thrive Opportunity Marketplace, a technology solution that helps connect project opportunities to interested employees who have the capacity, skills and interest in short-term experiences and assignments. Additionally, we offer comprehensive Company-wide onboarding, coaching and mentoring programs that support leadership and employee development at all levels in our organization.
We also believe that talent thrives in a growth-oriented environment where high performance and leadership effectiveness are valued. Our talent practices rely on data and feedback from multiple sources to help our employees get the transparent and timely feedback they need to be successful.
Through comprehensive and competitive compensation and benefits, ongoing employee learning and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives. Our compensation programs are designed to reinforce our growth agenda and our talent strategy as well as to drive a strong connection between the contributions of our employees and their pay. We review our compensation programs regularly to help ensure fairness, including conducting pay equity analyses.
We believe our compensation packages provide the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees, based on performance, with annual incentive awards, recognition programs and equity awards for employees at certain job levels.
We also offer competitive employee benefits packages, which vary by country and region, and our benefits strategy includes establishing global minimum standards that we aim to apply consistently across the world. These employee benefits packages may include a 401(k) plan, pension plan, core and supplemental life insurance, financial courses and advisors, employee assistance programs, tuition assistance, commuter assistance, adoption assistance, medical and dental insurance, vision insurance, health savings accounts, health reimbursement and flexible spending accounts, well-being rewards programs, vacation pay, holiday pay, and parental and adoption leave.
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

Available Information
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations. We may use the “Investors” page of our website as a means of disclosing material, non-public information and to comply with our disclosure obligations under Regulation FD. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page.
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
Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including global inflationary pressures, prevailing interest rates, credit market conditions, increased unemployment, levels of consumer and business confidence, bank failures, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, governmental rules and approaches to taxation, levels of government spending and deficits, and actual or anticipated default on sovereign debt. Many of the jurisdictions in which our products are sold have experienced, and could continue to experience, unfavorable changes in economic conditions, which could negatively affect the affordability of, and consumer demand for, our beverages, and certain markets in which our products are sold experienced intensified inflation throughout 2024, which may continue in 2025. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and negatively affect our overall financial performance. In addition, the occurrence of global or regional health events, and any related governmental, private sector and individual consumer responses, could contribute to a recession, depression or global economic downturn.
Other financial uncertainties in our major markets and unstable geopolitical conditions or events in certain markets, including international conflicts, civil unrest, acts of war, terrorism, governmental changes, or changes in international relations, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Throughout 2024, the Company faced disruption to our operations due to international conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East. Geopolitical instability has in the past led, and may in the future lead, to logistical, transportation and supply chain disruptions; business disruptions (including labor shortages); increased risk of cybersecurity incidents or other disruptions to our information systems; reduced availability and increased costs of transportation, energy, packaging, raw materials and other input costs; and heightened security risk, impacting employee safety and/or damage to infrastructure or our assets. At times, we have faced product boycotts resulting from political activism, which have reduced demand for our products. Restrictions on our ability to transfer earnings or capital across borders; price controls; limitations on profits; the negotiation of new trade agreements; new, expanded or retaliatory tariffs; import authorization requirements; and other restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it difficult, or even impossible, for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental actions or policies, could also negatively affect our business.

Increased competition could hurt our business.
We operate in the highly competitive commercial beverage industry. For additional information regarding the competitive environment in which we operate, including the names of certain of our significant competitors, refer to the heading “Competition” set forth in Part I, “Item 1. Business” of this report. Our ability to maintain or gain share of sales in the global market or in regional or local markets may be limited as a result of actions by competitors. Competitive pressures may cause the Company and our bottling partners to reduce prices we charge customers or may restrict our and our bottlers’ ability to increase prices, as may be necessary in response to commodity and other cost increases. Such pressures may also increase marketing costs along with in-store placement, slotting and other marketing fees. In addition, the rapid growth of e‑commerce may create additional consumer price deflation by, among other things, facilitating comparison shopping, and could potentially threaten the value of some of our legacy route-to-market strategies and thus negatively affect revenues. If we do not continuously strengthen our capabilities in marketing, data analytics (including artificial intelligence and machine learning) and innovation to understand and maintain consumer interest, brand loyalty and market share while strategically expanding into other profitable categories of the commercial beverage industry, our business could be negatively affected.
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
Our industry is being affected by the trend toward consolidation in, and the blurring of the lines between, retail channels, particularly in Europe and the United States. Retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Coca-Cola system’s profitability. In addition, in developed markets, discounters and value stores are growing at a rapid pace, while in emerging and developing markets, modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we and our bottling partners continue to build e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key retail and foodservice customers. The loss of one or more of our key retail or foodservice customers could have an adverse effect on our financial performance.
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
If we are unable to attract or retain specialized talent or top talent with diverse perspectives, experiences and backgrounds that reflect the broad range of consumers and markets we serve around the world, our business could be negatively affected.
The success of our business depends on our Company’s and the Coca-Cola system’s ability to attract, hire, develop, motivate and retain a global workforce of top talent with diverse perspectives, experiences and backgrounds that reflect the broad range of consumers and markets we serve around the world; and in our ability to nurture a culture that supports our growth and aligns employees around the Company’s purpose and work that matters most. Competition for, along with compensation and benefits expectations of, existing and prospective employees has increased, especially considering changing worker expectations and talent marketplace variability. In addition, the broader labor market is experiencing a shortage of qualified talent, which has further increased the competition we face for qualified employees. We may not be able to successfully compete for, attract or retain the workforce that we want and may require for our future business needs, such as employees with advanced technology, artificial intelligence and digital marketing skills, and/or digital and analytics capabilities. Changes in laws and policies could also make it more difficult for us to recruit or relocate specialized technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and specialized employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, hire, develop, motivate and retain specialized and/or top talent with diverse perspectives, experiences and backgrounds that reflect the broad range of consumers and markets we serve around the world; to develop and implement an adequate succession plan for our management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success.
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
The raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs that we use for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. These factors include changes in supply and demand; supplier capacity constraints; a deterioration of our or our bottling partners’ relationships with suppliers; international conflicts; political uncertainties; acts of terrorism; governmental instability; inflation; weather conditions (including the effects of climate change); hurricanes, wildfires, floods, droughts and other natural disasters; disease or pests (including the impact of citrus greening disease on the citrus industry); agricultural uncertainty; health epidemics, pandemics or other contagious outbreaks; cattle disease outbreaks (including avian flu); labor shortages, strikes or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls or import/export restrictions, such as new, expanded or retaliatory tariffs, sanctions, quotas or trade barriers; port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; or fluctuations in foreign currency exchange rates. Many of our raw materials and supplies are purchased in the open market, and the prices we pay for such items are subject to fluctuation. We expect the inflationary pressures on certain input and other costs to continue to impact our business in 2025.
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
We have encountered, and may in the future encounter, challenges in successfully integrating the operations, technologies, services, products and systems of any acquired businesses, brands or bottling partners in an effective, timely and cost-efficient manner. We have faced, and may in the future face, difficulties in operating through new business models and/or supply chain models, or in new categories or territories, and challenges in extending Company controls (including internal controls over financial reporting, disclosure controls and procedures, data protection and cybersecurity), policies and governance structures (including with respect to food safety and quality, occupational safety and sustainability) to acquired businesses, brands or bottling operations, which, at times, has resulted in increased costs and negative publicity. Our financial performance is impacted by how well we can integrate and manage our acquisitions, and we may not be able to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations. If we incur unforeseen liabilities or costs in connection with acquiring or integrating businesses, brands or bottling operations, experience internal control or product quality failures, or are unable to achieve our strategic and financial objectives for acquired businesses, brands or bottling operations, our consolidated results could be negatively affected.
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
If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, or experience adverse events, our business could suffer.
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
There is concern among consumers, public health professionals and government agencies about the health problems associated with obesity and other chronic diseases. Ongoing public concern about obesity; other health-related public concerns surrounding consumption of sweetened beverages; the effects or perceived effects of the usage of weight-loss drugs on consumption patterns; potential new or increased taxes on sweetened beverages by government entities to reduce consumption or to raise revenue; potential new or increased governmental regulations on particular ingredients or additives in our beverages and packaging, or on manufacturing processes; additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our sweetened beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sweetened beverages may reduce demand for, or increase the cost of, our sweetened beverages, which could adversely affect our profitability.
If we do not address evolving consumer product and shopping preferences, our business could suffer.
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sweetened beverages and the perceived undesirability of artificial ingredients or processing; concerns regarding the perceived health effects of, or location of origin of, ingredients, raw materials or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid); shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and delivery methods; changes in consumer lifestyles; concerns regarding the environmental, social and sustainability impact of ingredient sources, the product manufacturing process and our packaging; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained in, our packaging containers and other materials; concerns about the health and welfare of animals in our dairy supply chain; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. If we fail to address changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.
Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards that we expect our operations, bottling partners and contract manufacturers to meet. However, despite our strong commitment to product safety and quality, we or our bottling partners at times have not met, and may not always meet, these standards, particularly as we expand our product offerings through innovation or acquisitions into beverage categories, such as value-added dairy and plant-based beverages, that are beyond our traditional range of beverage products. We and our bottling partners have had, and may in the future need, to recall products if they become contaminated or adulterated by any means, or if they are mislabeled or do not meet applicable regulatory requirements. In addition, we or our bottling partners and products have been, and could continue to be, subject to inspection by federal, state and local authorities, which could result in the identification of product quality or safety issues. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time, and could also subject us to product liability claims and negative publicity, all of which could cause our business to suffer.
Public debate and concern about perceived negative health consequences of processing and of certain ingredients, such as nutritive and non-nutritive sweeteners, color additives and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products or result in additional governmental regulation.
Public debate and concern about perceived negative health consequences of processing and of certain ingredients in our beverage products, such as synthetic colors, nutritive (e.g., sugar, HFCS) and non-nutritive sweeteners, biotechnology-derived substances and other additives; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole (4-MEI), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-flavored beverages; or substances used in packaging materials, such as bisphenol A (BPA), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers’ preferences and cause them to shift away from some of our beverage products. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing, particular ingredients used in our products, or unintentional contaminants that may be present in the food or water supply. In addition, increasing public concern about processing or the perceived or potential health consequences of processing, the presence of ingredients or substances in our beverage products or in packaging materials (or alleged presence of substances such as PFAS), and/or the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain products, or ingredients or substances present in certain of our products or packaging materials, have resulted, and could result, in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; limitations on the use of certain ingredients or packaging; potential new or increased taxes on or fees associated with our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
If we are not successful in our efforts to digitalize the Coca-Cola system, our financial results could be negatively affected.
The digital evolution is affecting how we interact with consumers, customers, suppliers, bottlers and other business partners and stakeholders. We believe our future success will depend in part on our ability to adapt to and thrive in the digital environment and expand our digital capabilities. Therefore, one of our top priorities is to digitalize the Coca-Cola system by, among other things, creating more relevant and more personalized experiences wherever our system interacts with consumers, whether in a digital environment or through digital devices in an otherwise physical environment; finding ways to create more powerful digital tools and capabilities for the Coca-Cola system’s retail customers to enable them to grow their businesses; and digitalizing operations through the use of data, artificial intelligence, automation, robotics and digital devices to increase efficiency and productivity. If we are not successful in our efforts to digitalize the Coca-Cola system, our ability to increase sales and improve margins may be negatively affected, and the cost and expenses we have incurred or may incur in connection with our digitalization initiatives may adversely impact our financial performance.
If negative publicity, whether or not warranted, concerning product safety or quality, workplace and human rights, obesity or other issues damages our brand image, corporate reputation and social license to operate, our business may suffer.
Our success depends in large part on our ability to maintain the brand image of our existing products, build the brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and human rights have not always had, and may not in the future always have, the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners have not in the past been able, and may not in the future be able, to fully combat, may damage the image and reputation of our products. In addition, from time to time we and our executives have engaged, and may in the future engage, in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates have been, and could in the future be, the subject of criticism from advocacy groups or others that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships and associations with influencers and organizations have subjected us in the past, and could subject us in the future, to negative publicity as a result of actual or alleged misconduct by individuals, hosts or entities associated with organizations we sponsor or support financially or through in-kind contributions, as well as by the influencers we collaborate with who may engage in actions or express opinions that may negatively reflect on our brand. Likewise, campaigns by activists or others connecting us, or our bottling system or supply chain, with issues related to workplace policies and initiatives, or human rights or animal welfare, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, allegations, even if untrue, that we are not respecting internationally recognized human rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; actual or perceived failure by our suppliers, joint venture partners or other business partners to engage in proper animal welfare practices; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could present potential legal risks and negatively affect our Company’s overall reputation and brand image, and could result in product boycotts or have a negative impact on our products’ acceptance by consumers. In addition, if we fail to respect our employees’ and our supply chain workers’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, we could face legal risks and/or our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.

If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the commercial beverage industry, the Company continually introduces new products and evolves existing products to stimulate consumer demand. For instance, the Company has directly entered the alcohol beverage category in numerous markets outside the United States, and in the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce and sell alcohol products in certain regions of the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The success of new and evolved products depends on several factors, including timely and successful product development, adherence to new global and/or local standards of practice, consumer acceptance and stakeholder perception. Such endeavors may also involve significant risks and uncertainties, including greater execution risks; higher costs; lower rates of sales; distraction of management from existing operations; lower product, category or industry knowledge and expertise; slower than expected or inadequate return on investments; increased competitive pressures; stakeholder scrutiny; and reliance on the performance of third parties. As we become subject to additional governmental regulations, including alcohol regulations related to licensing, trade and pricing practices; labeling, advertising, promotion and marketing practices; and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruptions to our existing business.
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
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, while many others have indicated their intent to adopt, or have adopted, legislation effective in 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance.
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
For instance, the United States Internal Revenue Service (“IRS”) is seeking to increase our U.S. taxable income for tax years 2007 through 2009 by an amount that creates a potential additional U.S. federal income tax liability of approximately $3.3 billion for that period, plus interest. The Company firmly believes that the IRS’ claims are without merit and is pursuing, and will continue to pursue, all available administrative and judicial remedies necessary to vigorously defend its positions. On November 18, 2020, the U.S. Tax Court (“Tax Court”) issued an opinion (“Opinion”) predominantly siding with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”) also siding with the IRS as to the validity of the blocked-income regulations and their application to the Brazilian legal restrictions. Although the Company disagrees with the unfavorable portions of the Opinions and intends to vigorously defend its positions, considering all avenues of appeal, there is no assurance that the courts will ultimately rule in the Company’s favor. It is therefore possible that all or some of the unfavorable portions of the Opinions could ultimately be upheld. In that event, the Company would be subject to significant additional liabilities for the years at issue and potentially also for the subsequent years if the unfavorable portions of the Opinions were to be applied to the foreign licensees covered within the scope of the Opinions. Moreover, the IRS could successfully appeal the portions of the Opinions that are favorable to the Company and/or assert new claims for additional tax relating to the subsequent years by broadening the scope to cover additional foreign licensees. These adjustments could have a material adverse impact on the Company’s financial position, results of operations and cash flows. Any such adjustments related to years prior to 2018, either in the litigation period or thereafter, may also have an impact on the transition tax payable as part of the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). For additional information regarding the tax litigation, refer to Part I, “Item 3. Legal Proceedings” of this report.
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
We and our bottlers offer, among other beverage containers, nonrefillable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, recycling content, tethered bottle caps, ecotax and/or extended producer responsibility laws, or prohibitions on certain types of plastic products, packages and cups (including packaging containing PFAS) have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state and local levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Regulators in the United States and abroad have been expressing concerns about the processing and the use of particular ingredients or additives in beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future environmental or health laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business.
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
Our Company is subject to various laws and regulations in the countries and territories throughout the world in which we do business, including laws and regulations relating to competition, distribution and pricing, product safety, product design, advertising and labeling, container deposits, recycling, recycled content, extended producer responsibility, the protection of the environment, occupational health and safety, employment and labor practices (including human rights), machine learning and artificial intelligence (including generative artificial intelligence), personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. Changes in applicable laws or regulations or evolving interpretations thereof, changes in enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past resulted in, and could continue to result in, higher compliance costs, higher capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. In addition, increased or additional regulations to limit and/or report carbon dioxide and other greenhouse gas emissions as a result of concern over climate change; to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns; to limit or impose additional costs on commercial water use due to local water scarcity concerns; or to address wastewater discharge to protect local bodies of water, have in the past and could continue to result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. The legal and regulatory landscape for certain new technologies, such as artificial intelligence, is uncertain and evolving, and our compliance obligations could increase our costs or limit how we may use these technologies. Failure to comply with various laws and regulations (or allegations thereof), such as U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations; antitrust and competition laws; anti-modern slavery laws; anti-bribery and anti-corruption laws; data privacy laws, including the European Union’s General Data Protection Regulation and China’s Personal Information Protection Law; tax laws and regulations; and a variety of other applicable local, national and multinational regulations and laws, could result in litigation or criminal or civil enforcement actions, including voluntary and involuntary document requests, the assessment of damages, the imposition of penalties, the suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or the cessation or interruption of operations at our or our bottling partners’ facilities, as well as damage to our or our bottling partners’ image and reputation, all of which could harm our or our bottling partners’ profitability.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using many currencies other than the U.S. dollar. In 2024, we derived $28.7 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Global events, including political instability, international conflicts, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainties, may cause currencies to fluctuate in relation to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.

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
We assess our noncurrent assets, including trademarks, goodwill and other intangible assets, equity method investments and other long-lived assets, as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform similar recoverability and impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. We have recorded in the past, and we may be required to record in the future, significant impairment charges or our proportionate share of significant impairment charges recorded by equity method investees in the future and, if we do so, our net income could be materially adversely affected.
RISKS RELATED TO CYBERSECURITY AND DATA PRIVACY
If we are unable to protect our information systems against service interruption, misappropriation of data or cybersecurity incidents, our operations could be disrupted, we may suffer financial losses and our reputation may be damaged.
We rely on computer systems, software, networks and other technology assets (“information systems”), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments, employee processes, consumer marketing, mergers and acquisitions, and research and development. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting and legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company employees and our bottlers, customers, suppliers, consumers and other third parties. Because information systems are critical to many of the Company’s operating activities, our business may be impacted by system shutdowns, service disruptions or cybersecurity incidents. These incidents may be caused by failures during routine operations, such as system upgrades, or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by hackers, criminal groups, nation-state organizations or other threat actors (which may include deepfake or social engineering schemes, worms, phishing, spyware, ransomware and other forms of malware, business email compromise, cyber extortion, denial of service, or attempts to exploit vulnerabilities or gain unauthorized access), geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Despite our efforts to protect the security of our information systems, cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities and rapid integration of new technology such as generative artificial intelligence. In addition, cybersecurity incidents could result in unauthorized or accidental access to or disclosure of material confidential information or regulated personal data. If our information systems or third-party information systems on which we rely suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrates or finished products. Unauthorized or accidental access to, or destruction, loss, alteration, disclosure, falsification or unavailability of, information or unauthorized access to machines and equipment could result in violations of data protection laws and regulations, misuse or malfunction of machines and equipment, damage to the reputation and credibility of the Company, loss of opportunities to acquire or divest of businesses or brands, and loss of ability to commercialize products developed through research and development efforts and, therefore, could have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, our current or former employees, our bottling partners, other customers or suppliers, or consumers or other data subjects, and we may become exposed to legal action and increased regulatory oversight, including governmental investigations, enforcement actions and regulatory fines. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or to repair or replace networks and information systems. These risks are also present with respect to our bottling partners, distributors, joint venture partners and suppliers that generally use separate information systems, not integrated with the information systems of the Company, and that have cybersecurity systems and environments that differ in scope and complexity from our overall cybersecurity systems and environments. While we have established a third-party risk management program designed to address security risks and help protect against the misuse of information technology, including relating to our bottling partners, our ability to monitor security measures of third parties is limited, and we may experience secondary contractual, regulatory financial and reputational harm as a result of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches experienced by our bottling partners. These risks may also be heightened to the extent a business or bottler we have acquired maintains separate cybersecurity systems and environments that may differ in scope and complexity from our own.
Like most major corporations, the Company’s information systems are a target of attacks. In addition, third-party providers of data hosting or cloud services, as well as our bottling partners, distributors, joint venture partners, suppliers or acquired businesses that use separate information systems, may experience cybersecurity incidents that may involve data we share with them. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed adequate, appropriate, reasonable or in accordance with applicable legal requirements may not protect the information we maintain against increasingly sophisticated attacks. In addition to potential fines, we could be subject to mandatory corrective action due to a cybersecurity incident, which could adversely affect our business operations and result in substantial costs for years to come. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be sufficient in type or amount in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in types and amounts we view as appropriate for our operations.
If we fail to comply with privacy and data protection laws, we could be subject to adverse publicity, business disruption, data loss, government enforcement actions and/or private litigation, any of which could negatively affect our business and operating results.
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), including employees, former employees, vendors, third-party personnel, customers and consumers with whom we interact. As a result, we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy and data protection. These privacy and data protection laws may include different standards and obligations or may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time or may revise the law in jurisdictions that already have privacy regulations. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information technology and security systems, policies, procedures and practices. In addition, some countries are considering or have enacted data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could increase our operating costs significantly. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we have implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Our bottling partners, distributors, joint venture partners and suppliers have privacy and security controls and policies over personal data that differ in scope and complexity from our policies, procedures and practices, and we may also experience secondary contractual, regulatory, financial and reputational harm as a result of improper disclosure of personal data by our bottling partners or other third parties. Unauthorized access to or improper disclosure of personal data in violation of privacy and data protection laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, disclosure and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
RISKS RELATED TO ENVIRONMENTAL AND SOCIAL FACTORS
Our business is subject to evolving sustainability regulatory requirements and expectations, which exposes us to increased costs and legal and reputational risks.
We have established and publicly announced sustainability goals and aspirations. These voluntary goals reflect our current plans and aspirations, are not guarantees that we will be able to achieve them, and are subject to change. Our ability to achieve our sustainability goals and aspirations and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks and is dependent on the actions of our bottling partners, suppliers and other third parties, some of which are outside of our control, and certain of our goals may also require collaboration with industry peers, local governments and civil society. If we are unable to meet our goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for sustainability issues, our reputation, and therefore our ability to sell products, could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. At the same time, there also exists “anti-ESG” sentiment among certain stakeholders and government entities, which may result in scrutiny, reputational risk, product boycotts, lawsuits or market access restrictions from these parties regarding our sustainability policies, practices or initiatives.
Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure and reporting requirements, as well as a variety of voluntary disclosure frameworks and standards. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the lack of convergence among standards. In addition, our systems, processes and controls may not always comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics; our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions.
Increasing concerns about the environmental impact of plastic bottles and other packaging materials could result in reduced demand for our beverage products and increased production and distribution costs.
There are increasing concerns among certain consumers, governments and other stakeholders about the damaging impact of the accumulation of plastic bottles and other packaging materials in the environment, particularly in the world’s waterways, lakes and oceans, as well as inefficient use of resources when packaging materials are not collected and recycled or reused. We and our bottling partners sell certain of our beverage products in plastic bottles and use other packaging materials that, while largely recyclable, may not be regularly recovered and recycled due to lack of collection and recycling infrastructure. If we and our bottling partners do not, or are perceived not to, act responsibly to address plastic materials recoverability and recycling concerns and associated waste management issues, our corporate image and brand reputation could be damaged, which may cause some consumers to reduce or discontinue consumption of some of our beverage products. In addition, from time to time we establish and publicly announce voluntary goals to reduce the Coca-Cola system’s impact on the environment by, for example, using more recycled content in our packaging materials. We have also taken and continue to take actions to expand our use of reusable packaging (including refillable or returnable glass and plastic bottles, as well as dispensed and fountain delivery models where consumers use refillable containers for our beverages); participate in programs and initiatives to reclaim or recover bottles and other packaging materials that are already in the environment; and take other actions and participate in other programs and initiatives organized or sponsored by nongovernmental organizations and other groups. If we and our bottling partners fail to achieve or improperly report on our progress toward achieving our announced environmental goals, or revise our goals, and/or discontinue our environmental initiatives, the resulting negative publicity could adversely affect consumer preference for our products. In addition, tariffs and trade policies may impact the availability and cost of alternative packaging materials, leading us to rely more on plastic packaging than desired.
In response to environmental concerns, governmental entities in the United States and in many other jurisdictions around the world have adopted, or are considering adopting, regulations and policies designed to mandate or encourage plastic packaging waste reduction and an increase in recycling rates and/or recycled content minimums, or, in some cases, restrict or even prohibit the use of certain plastic containers or packaging materials. These regulations and policies, whatever their scope or form, could increase the cost of our beverage products or otherwise put the Company at a competitive disadvantage. In addition, our increased focus on reducing plastic container waste and other packaging materials waste has in the past and may continue to require us or our bottling partners to incur additional expenses and to increase our capital expenditures. A reduction in consumer demand for our products and/or an increase in costs and expenditures relating to production and distribution as a result of these environmental concerns regarding plastic bottles and other packaging materials could have an adverse effect on our business and results of operations.
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
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus and other fruits, coffee and tea. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; loss of biodiversity; increased agricultural regulations, including regulation of ingredient sourcing due diligence; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in sustainable agriculture, our ability to source raw materials for use in our manufacturing processes, the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus and other fruits, coffee and tea, which are important ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate extreme weather, resulting in water scarcity or flooding, and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Increasing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, and/or may result in increased disclosure obligations. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The physical effects and transition costs of climate change and legal, regulatory or market initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, we and our bottling partners have taken, and continue to take, actions to reduce the Coca-Cola system’s carbon footprint, for example, by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we fail to achieve or improperly report on our progress toward achieving our emission reduction goals, or if we and our bottling partners discontinue our sustainability initiatives to reduce the Coca-Cola system’s carbon footprint, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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
ITEM 1C.  CYBERSECURITY
Cybersecurity Risk Management and Strategy
We face various cybersecurity risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cybersecurity and information security threats through our cybersecurity risk management program. Our cybersecurity risk management program is integrated into our broader Enterprise Risk Management (“ERM”) program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. This integrated approach helps ensure that cyber risks are not viewed in isolation, but are assessed, prioritized and managed in alignment with the Company’s operational, financial and strategic risks, assisting the Company in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.
We devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. Our acquired businesses and consolidated bottling operations maintain separate cybersecurity systems and environments that may differ in scope and complexity from our own. However, for all consolidated entities, our cybersecurity risk management program is designed to help coordinate the Company’s identification of, response to and recovery from, cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as to comply with applicable legal obligations.
Our internal audit team assesses the effectiveness of our internal controls relating to cybersecurity. Our management team also engages certain outside advisors and consultants to assist in the identification, oversight, evaluation and management of cybersecurity risks on a regular basis, as well as to advise on specific topics. For example, we conduct tests that help discover potential vulnerabilities, including external penetration testing and tabletop and other exercises, to evaluate our core information systems and cybersecurity practices that enable improved decision-making and prioritization, as well as to promote monitoring and reporting across compliance functions. As part of our overall risk mitigation strategy, the Company also maintains cybersecurity insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related incidents.
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
We do not believe that there are currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we have been the target of cyberattacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to Part I, “Item 1A. Risk Factors.”
Cybersecurity Governance and Oversight
The Company’s cybersecurity risk management program is supervised by our CISO, who reports directly to the Company’s Chief Information Officer (“CIO”). The CISO and his team are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our current CISO received his Master of Business Administration degree from Columbia University and has over 25 years of cybersecurity experience, including relevant prior senior leadership positions held with three other large companies.
The CISO chairs the Company’s Cybersecurity Oversight Council, a cross-functional management committee that drives awareness, ownership and alignment across broad governance and risk stakeholder groups for effective cybersecurity risk management. The Cybersecurity Oversight Council is sponsored by the Company’s Global General Counsel and CIO and is composed of senior leaders from our privacy, legal, information technology, cybersecurity, internal audit, and global security and asset protection functions, among others. Subject matter experts are also invited, as appropriate. The Cybersecurity Oversight Council meets at least quarterly and has responsibility for oversight and validation of the Company’s cybersecurity strategic direction, risks, threats and priorities. The Cybersecurity Oversight Council acts in alignment with the Company’s Risk Steering Committee, another cross-functional management committee, which provides strategic direction and oversight over the Company’s ERM program. The CISO and his team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the Company’s cyber incident response plan.
The Audit Committee of the Board of Directors is charged with oversight of cybersecurity matters and receives regular reports from the CISO and the CIO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. In accordance with our cybersecurity incident response plan, the Audit Committee is promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. The Chair of the Audit Committee regularly briefs the full Board on these matters. In addition, the Board also periodically receives cybersecurity updates directly from management.
In an effort to detect and defend against cybersecurity threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, deep fakes, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.
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

The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2024:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Europe, Middle East & Africa	5	—	2	—	7	27	—	13
Latin America	5	—	—	—	2	5	—	—
North America	10	—	6	3	—	29	—	5
Asia Pacific	6	1	3	—	3	4	—	—
Global Ventures	1	—	2	—	—	8	—	1,508
Bottling Investments	—	—	61	4	51	79	—	—
Corporate	3	—	—	—	—	5	—	—
Total	30	1	74	7	63	157	—	1,526
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
On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations.
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its positions. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company is currently evaluating the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled Chevron U.S.A., Inc. v. NRDC (“Chevron”). Since 1984, Chevron had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by Chevron.
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the year ended December 31, 2024, the Company recorded net interest income of $77 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2024. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2024 to $474 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $103 million as of December 31, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Environmental Matters
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
On October 30, 2024, Los Angeles County Counsel filed a lawsuit against the Company, Reyes Coca-Cola Bottling, LLC, as well as other unrelated parties in the Superior Court for the State of California for the County of Los Angeles concerning the environmental impacts of plastic packaging on coastal areas and waterways. The complaint asserts (a) state-law claims for public nuisance; (b) violations of California’s Unfair Competition Law; and (c) violations of California’s False Advertising Law. The complaint seeks injunctive relief, restitution and civil penalties but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims. The Company removed the action to federal court in December 2024.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 20, 2025:

Name	Age	Position
Manuel Arroyo	57
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

Henrique Braun	56	Chief Operating Officer since January 2025 and Executive Vice President since January 2024. President, International Development, with oversight of seven of the Company’s operating units, from January 2023 to December 2024. President of the Latin America operating unit from October 2020 to December 2022. President of the Brazil business unit from September 2016 to September 2020, and President of the Greater China and Korea business unit from April 2013 to August 2016.

Lisa Chang	56	Executive Vice President since January 2024 and Global Chief People Officer since March 2019 when she joined the Company. Senior Vice President from March 2019 to December 2023. Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Monica Howard Douglas	52
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

Nikolaos Koumettis	60	President, Europe operating unit since January 2021, and prior to that, President of the Europe, Middle East and Africa Group from January 2019 to December 2020. President of the Central and Eastern Europe business unit from April 2016 to December 2018, and President of the Central and Southern Europe business unit from April 2011 to April 2016.

Jennifer K. Mann	52	Executive Vice President since January 2024 and President, North America operating unit since January 2023. Senior Vice President from May 2017 to December 2023. President, Global Ventures from January 2019 to December 2022, Chief People Officer from May 2017 to March 2019, and Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	63	President since October 2022 and Chief Financial Officer since March 2019. Executive Vice President from March 2019 to September 2022, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019 to March 2019. President of the Asia Pacific Group from August 2016 to December 2018, and President of the South Latin business unit from January 2013 to August 2016.

Beatriz Perez	55	Executive Vice President since January 2024 and Global Chief Communications, Sustainability and Strategic Partnerships Officer since May 2017. Senior Vice President from May 2017 to December 2023. Served as the Company’s first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company’s primary international philanthropic arm, since October 2017.

Name	Age	Position
Bruno Pietracci	50	President, Latin America operating unit since February 2023, and prior to that, President of the Africa operating unit from January 2021 to January 2023. President of the Africa and Middle East business unit from February 2020 to December 2020, President of the South and East Africa business unit from July 2018 to January 2020, and Vice President of operations for the Europe, Middle East and Africa Group from November 2016 to June 2018.

Nancy Quan	58	Executive Vice President since January 2024, and prior to that, Senior Vice President from January 2019 to December 2023. Global Chief Technical and Innovation Officer since February 2021, Chief Technical Officer from January 2019 to February 2021, and Chief Technical Officer of Coca-Cola North America from July 2016 to December 2018. Global R&D Officer from January 2012 to July 2016.

James Quincey	60	Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from August 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017.
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
As of February 18, 2025, there were 176,283 shareowner accounts of record. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareowners (“Company’s 2025 Proxy Statement”), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2024, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2024 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 28, 2024 through October 25, 2024	3,058,248		$69.56	3,056,900		81,787,197
October 26, 2024 through November 22, 2024	2,924,986		64.08	2,924,986		78,862,211
November 23, 2024 through December 31, 2024	2,522,395		63.12	2,512,232		76,349,979
Total	8,505,629		$65.77	8,494,118
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

$225
$200
$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
The Coca-Cola Company
Dow Jones U.S. Food & Beverage Total Return Index
S&P 500 Index

December 31,	2019	2020	2021	2022	2023	2024
The Coca-Cola Company	$100	$102	$114	$126	$121	$131
Dow Jones U.S. Food & Beverage Total Return Index	100	108	123	132	126	121
S&P 500 Index	100	118	152	125	158	197
The total shareowner return is based on a $100 investment on December 31, 2019 and assumes that dividends were reinvested on the day of issuance.
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

•Operations Review — an analysis of our consolidated results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023. An analysis of our consolidated results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2023.
•Liquidity, Capital Resources and Financial Position — an analysis of cash flows, contractual obligations, foreign exchange, and the impact of inflation and changing prices.
OUR BUSINESS
General
The Coca-Cola Company is a total beverage company, and beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Coca-Cola Zero Sugar, Fanta and Diet Coke/Coca-Cola Light.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.2 billion of the estimated 65 billion servings of all beverages consumed worldwide every day.
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

The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2024	2023
Concentrate operations	59%	58%
Finished product operations	41	42
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2024	2023
Concentrate operations	85%	83%
Finished product operations	15	17
Total	100%	100%
We operate in the highly competitive commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, geopolitical conditions (including international conflicts), local and national laws and regulations, foreign currency exchange rate fluctuations, fuel prices, weather patterns and health crises.
Despite the dynamic world in which we are currently operating, we believe we are well positioned to create value for our Company and our stakeholders. In an effort to support our future growth, we are continuing to invest in our portfolio of brands, our strategic capabilities and our people. We are focused on the following strategic priorities: shaping a portfolio of loved brands; transforming our marketing and innovation agenda; optimizing the Coca-Cola ecosystem; building talent and capabilities; and enhancing our license to operate.
Challenges and Risks
Being a global enterprise provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of our Company and the commercial beverage industry. Of these, six key strategic business challenges and risks are discussed below.
Obesity
Obesity continues to impact individuals, communities and countries worldwide. There is concern among consumers, public health professionals and governments about the health problems associated with obesity, which may present a challenge to our industry. We understand that obesity is a complex public health challenge, and we are committed to being a part of the solution.
We recognize the uniqueness of consumers’ lifestyles and dietary choices. Therefore, we continue to do the following:
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
Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns regarding certain ingredients used in our products. We only use ingredients that are authorized for use by regulatory authorities in each of the markets in which we operate. The Coca-Cola system works every day to produce high-quality, safe and refreshing beverages for consumers around the world. We have rigorous product and ingredient safety and quality standards designed to ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to satisfy consumers’ evolving needs and preferences.
We work to ensure consistent product safety and quality through strong governance and compliance with applicable regulations and standards. We stay current with new regulations, industry best practices and marketplace conditions, and we engage with standard-setting and industry organizations. Additionally, our operations, contract manufacturers and bottling partners manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program that continually measures all operations within the Coca-Cola system against the same stringent standards. Our quality management program also identifies and mitigates risks and drives improvement. In our quality laboratories, we stringently measure the quality attributes of ingredients as well as samples of our finished products.
We perform due diligence to ensure that product and ingredient safety and quality standards are maintained in the more than 200 countries and territories where our products are sold. We regularly assess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
Sustainability Matters
Investors and stakeholders increasingly focus on sustainability matters. We acknowledge that we have a role to play in developing and implementing solutions that help build resilience across our business. Our ability to achieve our sustainability goals and aspirations is dependent on many factors, including, but not limited to, our actions along with the actions of various stakeholders, such as our bottling partners, suppliers, governments, nongovernmental organizations, communities, and other third parties, some of which are outside of our control.
Talent Acquisition and Retention
Competition for existing and prospective talent has increased, especially considering changing worker expectations and talent marketplace variability. In addition, the broader labor market is experiencing a shortage of qualified talent, which has further increased competition for specialized talent that we want and may require for our future business needs.
Our people and our culture are critical business priorities, and we strive to be a global employer of choice that attracts and retains high-performing talent with the passion, skills and mindsets to drive us on our purpose to refresh the world and make a difference. We are committed to building an inclusive culture that inspires and supports the growth of our employees, serves our communities and shapes a strong and more sustainable business.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (i.e., ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which another entity holds a variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of BA Sports Nutrition, LLC (“BodyArmor”), which offers a line of sports performance and hydration beverages. During 2021, in conjunction with acquiring the remaining ownership interest, we recognized a noncash gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The Company allocated $4.2 billion of the $5.6 billion purchase price to the BodyArmor trademark. During the three months ended March 29, 2024, the operating results related to the trademark were lower than expected. Therefore, the Company revised its projections of the future operating results related to the trademark, which triggered the need to update its impairment analysis. As a result, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $760 million. The decrease in fair value was primarily driven by the revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. As of December 31, 2024, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change, causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In 2024, the Company’s total net periodic pension cost was $45 million. In 2025, we expect our net periodic pension cost to be approximately $81 million. The increase in net periodic pension cost is primarily due to a lower expected return on assets resulting from a transfer of $523 million of surplus international plan assets from pension trusts to general assets of the Company in 2024.
As of December 31, 2024, the U.S. qualified pension plan represented 64% and 58% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively. For this plan, we estimate that a 50 basis-point decrease in the discount rate would result in a $7 million increase in our 2025 net periodic pension cost, and we estimate that a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in an $18 million increase in our 2025 net periodic pension cost.
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
In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products produced from the concentrates are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our best estimate of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable or accounts payable and accrued expenses in our consolidated balance sheet, as applicable. The actual amounts ultimately paid and/or received may be different from our estimates.
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
Structural Changes, Acquired Brands and Newly Licensed Brands
In order to continually improve upon the Company’s operating performance, from time to time we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we periodically acquire brands and their related operations or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company’s performance.
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

We generally refer to acquisitions and divestitures of bottling operations as “structural changes,” which are a component of acquisitions and divestitures. Typically, structural changes do not impact the Company’s unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products, regardless of our ownership interest in the bottling partner, if any. However, the unit case volume reported by our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of our consolidated bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the Company’s acquisitions and divestitures.
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
In January 2023, the Company refranchised our bottling operations in Vietnam. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments. In January, February and December 2024, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments.
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

Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2024 versus 2023
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	1%		1%	[4]
Europe, Middle East & Africa	—		(1)
Latin America	3		3
North America	—		1
Asia Pacific	1		3	[5]
Global Ventures	2		4
Bottling Investments	(23)	[3]	N/A
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
3After considering the impact of structural changes, unit case volume for Bottling Investments grew 5%.
4After considering the impact of structural changes, worldwide concentrate sales volume grew 2%.
5After considering the impact of structural changes, concentrate sales volume for Asia Pacific grew 2%.
Unit Case Volume
The Coca-Cola system sold 33.7 billion and 33.3 billion unit cases of our products in 2024 and 2023, respectively.
Unit case volume in Europe, Middle East and Africa was even, which included 4% growth in water, sports, coffee and tea, offset by a 1% decline in Trademark Coca-Cola and a 5% decline in juice, value-added dairy and plant-based beverages. Unit case volume in sparkling flavors was even. The operating segment reported growth in unit case volume of 2% in the Africa operating unit, offset by a decline of 2% in the Eurasia and Middle East operating unit. Unit case volume performance in the Europe operating unit was even.
In Latin America, unit case volume increased 3%, which included 5% growth in Trademark Coca-Cola and 2% growth in water, sports, coffee and tea, partially offset by a 1% decline in sparkling flavors. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 8% growth in Brazil and 2% growth in Mexico, partially offset by a decline of 12% in Argentina.
Unit case volume in North America was even, which included 3% growth in juice, value-added dairy and plant-based beverages and 1% growth in both Trademark Coca-Cola and sparkling flavors, offset by a 4% decline in water, sports, coffee and tea.
In Asia Pacific, unit case volume increased 1%, which included 4% growth in sparkling flavors and 3% growth in Trademark Coca-Cola, partially offset by a 4% decline in water, sports, coffee and tea. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment reported growth in unit case volume of 7% in the India and Southwest Asia operating unit and 4% in both the ASEAN and South Pacific and the Japan and South Korea operating units, partially offset by a decline of 5% in the Greater China and Mongolia operating unit.
Unit case volume for Global Ventures increased 2%, driven by growth in energy drinks, partially offset by a 6% decline in water, sports, coffee and tea. Unit case volume in juice, value-added dairy and plant-based beverages was even.
Unit case volume for Bottling Investments decreased 23%, which primarily reflects the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
In 2024, worldwide concentrate sales volume and unit case volume both grew 1% compared to 2023. The differences between concentrate sales volume and unit case volume growth rates for the operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals.

Net Operating Revenues
Net operating revenues were $47,061 million in 2024, compared to $45,754 million in 2023, an increase of $1,307 million, or 3%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2024 versus 2023
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Exchange Rate Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	2%	11%	(5)%	(4)%	3%
Europe, Middle East & Africa	(1)	17	(16)	—	1
Latin America	3	21	(14)	—	11
North America	1	10	—	—	11
Asia Pacific	2	2	(3)	—	2
Global Ventures	4	(3)	2	—	2
Bottling Investments	5	5	(2)	(28)	(21)
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
Price, product and geographic mix had an 11% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events, including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing in Türkiye and Zimbabwe, and favorable geographic mix, partially offset by increased funding for promotional and marketing support;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, partially offset by increased funding for promotional and marketing support;
•North America — favorable pricing initiatives and package and category mix, partially offset by unfavorable channel mix and increased funding for promotional and marketing support;
•Asia Pacific — favorable pricing initiatives and favorable geographic mix, partially offset by unfavorable channel, category and package mix and increased funding for promotional and marketing support;
•Global Ventures — unfavorable product mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives across most markets, partially offset by unfavorable geographic mix.
The favorable pricing initiatives for the year ended December 31, 2024 in all operating segments included both new and carryover pricing increases from the prior year.

Fluctuations in foreign currency exchange rates decreased our consolidated net operating revenues by 5%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Nigerian naira, Zimbabwean dollar, Turkish lira and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound and euro, which had a favorable impact on our Europe, Middle East and Africa and Global Ventures operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below for additional information about the impact of foreign currency exchange rate fluctuations.
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
Net operating revenue growth rates are impacted by sales volume; price, product and geographic mix; foreign currency exchange rate fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2025 net operating revenues.
Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2024	2023
Europe, Middle East & Africa	15.8%	16.2%
Latin America	13.7	12.7
North America	39.6	36.6
Asia Pacific	10.8	10.3
Global Ventures	6.7	6.7
Bottling Investments	13.2	17.2
Corporate	0.2	0.3
Total	100.0%	100.0%
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
Our gross profit margin increased to 61.1% in 2024 from 59.5% in 2023. This increase was primarily due to the impact of favorable pricing initiatives and the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.

Selling, General and Administrative Expenses
The following table sets forth the components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2024	2023
Selling and distribution expenses	$2,525	$2,599
Advertising expenses	5,146	5,010
Stock-based compensation expense	286	254
Other operating expenses	6,625	6,109
Selling, general and administrative expenses	$14,582	$13,972
Selling, general and administrative expenses increased $610 million, or 4%, in 2024. This increase was primarily due to higher advertising expenses, stock-based compensation expense and other operating expenses, partially offset by a decrease in selling and distribution expenses. The increase in other operating expenses was primarily due to increased charitable donations, higher employee costs, higher other marketing expenses and an asset impairment charge related to certain prototypes. The decrease in selling and distribution expenses was primarily due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by increases in Costa expenses. In 2024, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 4%. Refer to Note 17 of Notes to Consolidated Financial Statements for more information on the impairment charge.
As of December 31, 2024, we had $234 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.6 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 13 of Notes to Consolidated Financial Statements.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2024	2023
Europe, Middle East & Africa	$—	$—
Latin America	126	—
North America	760	26
Asia Pacific	—	35
Global Ventures	—	—
Bottling Investments	—	—
Corporate	3,277	1,890
Total	$4,163	$1,951
In 2024, the Company recorded other operating charges of $4,163 million. These charges consisted of $3,109 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, $760 million related to the impairment of our BodyArmor trademark, $133 million related to the Company’s productivity and reinvestment program and $126 million related to the impairment of a trademark in Latin America. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition in 2021, $13 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $2 million of transaction costs related to the sale of a portion of our interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”), an equity method investee. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations and the sale of a portion of our interest in Coke Consolidated. Refer to Note 12 of Notes to Consolidated Financial

Statements for additional information related to the tax litigation. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration and the impairment charges. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 20 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2024	2023
Europe, Middle East & Africa	41.3%	37.2%
Latin America	37.8	30.3
North America	43.4	39.2
Asia Pacific	21.5	18.0
Global Ventures	3.6	2.9
Bottling Investments	5.0	5.1
Corporate	(52.6)	(32.7)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2024	2023
Consolidated	21.2%	24.7%
Europe, Middle East & Africa	55.4	56.8
Latin America	58.5	58.9
North America	23.3	26.4
Asia Pacific	42.3	43.2
Global Ventures	11.5	10.7
Bottling Investments	8.0	7.4
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $9,992 million in 2024, compared to $11,311 million in 2023, a decrease of $1,319 million, or 12%. The decrease in operating income was primarily driven by higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; and an unfavorable foreign currency exchange rate impact of 11%. These items were partially offset by concentrate sales volume growth of 2% and favorable pricing initiatives.
The decrease in our operating margin on a consolidated basis was primarily due to higher commodity costs; higher selling, general and administrative expenses; higher other operating charges; and an unfavorable foreign currency exchange rate impact. The impact of these items was partially offset by favorable pricing initiatives and the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
In 2024, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 11% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso, Mexican peso, Brazilian real, Zimbabwean dollar, Turkish lira, Nigerian naira and Japanese yen, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Asia Pacific operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our Europe, Middle East and Africa and Global Ventures operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

The Company’s Europe, Middle East and Africa operating segment reported operating income of $4,125 million and $4,202 million for the years ended December 31, 2024 and 2023, respectively. The decrease in operating income was primarily driven by a decline in concentrate sales volume of 1%, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 15%, partially offset by favorable pricing initiatives.
Latin America reported operating income of $3,780 million and $3,432 million for the years ended December 31, 2024 and 2023, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 3% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses, higher other operating charges and an unfavorable foreign currency exchange rate impact of 17%.
Operating income for North America for the years ended December 31, 2024 and 2023 was $4,336 million and $4,435 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending, higher operating expenses and higher other operating charges, partially offset by concentrate sales volume growth of 1% and favorable pricing initiatives.
Asia Pacific’s operating income for the years ended December 31, 2024 and 2023 was $2,148 million and $2,040 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 2%, favorable pricing initiatives, lower other operating charges and the impact of acquired brands and structural changes, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 2%.
Global Ventures’ operating income for the years ended December 31, 2024 and 2023 was $359 million and $329 million, respectively. The increase in operating income was primarily driven by concentrate sales volume growth of 4%, lower commodity costs and a favorable foreign currency exchange rate impact of 1%, partially offset by increased marketing spending and higher operating expenses.
Bottling Investments’ operating income for the years ended December 31, 2024 and 2023 was $496 million and $578 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs, increased marketing spending, higher operating expenses, and an unfavorable foreign currency exchange rate impact of 1%, partially offset by unit case volume growth of 5% and favorable pricing initiatives.
Corporate’s operating loss for the years ended December 31, 2024 and 2023 was $5,252 million and $3,705 million, respectively. Operating loss in 2024 increased primarily as a result of higher other operating charges due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition and higher operating expenses, partially offset by decreased marketing spending. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration.
Interest Income
Interest income was $988 million in 2024, compared to $907 million in 2023, an increase of $81 million, or 9%. This increase was primarily driven by higher average investment balances on our Corporate and certain international investments.
Interest Expense
Interest expense was $1,656 million in 2024, compared to $1,527 million in 2023, an increase of $129 million, or 8%. This increase was primarily due to the impact of higher average long-term debt balances compared to the prior year. Refer to Note 11 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company’s proportionate share of net income or loss from each of our equity method investees. In 2024, equity income was $1,770 million, compared to equity income of $1,691 million in 2023, an increase of $79 million, or 5%. The increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year, partially offset by the impact of the sale of our ownership interests in certain of our equity method investees and an unfavorable foreign currency exchange rate impact. In addition, the Company recorded net charges of $92 million and $159 million during the years ended December 31, 2024 and 2023, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Other Income (Loss) — Net
In 2024, other income (loss) — net was income of $1,992 million. The Company recorded a net gain of $595 million related to the refranchising of our bottling operations in the Philippines, including the impact of post-closing adjustments, and recognized a net gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand, including the impact of post-closing adjustments. The Company also recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $303 million related to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments, and a net gain of $290 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized dividend income of $205 million and net income of $76 million related to the non-service cost components of net periodic benefit cost, of which $21 million was due to pension and other postretirement benefit plan settlement gains. Other income (loss) — net also included net foreign currency exchange losses of $180 million, $114 million of costs related to our trade accounts receivable factoring program and an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America.
In 2023, other income (loss) — net was income of $570 million. The Company recorded a net gain of $439 million related to the refranchising of our bottling operations in Vietnam, a net gain of $289 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and dividend income of $208 million. Other income (loss) — net also included a net gain of $94 million related to the sale of our ownership interests in our equity method investees in Pakistan and Indonesia and a net loss of $17 million related to the non-service cost components of net periodic benefit cost, of which $67 million was due to pension and other postretirement benefit plan settlement losses. The Company also recorded net foreign currency exchange losses of $312 million and $83 million of costs related to our trade accounts receivable factoring program. Additionally, the Company recorded an other-than-temporary impairment charge of $39 million related to an equity method investee in Latin America and charges of $32 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our divestitures. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on pension and other postretirement benefit plan activity. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the restructuring of our manufacturing operations in the United States and the impairment charges.
Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. The decision of whether we decide to pursue the renewal of these grants and the impact of the grants going forward is dependent on various factors. Tax incentive grants favorably impacted our income tax expense by $346 million and $332 million for the years ended December 31, 2024 and 2023, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
State and local income taxes — net of federal benefit	1.1	1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.0	(0.3)
Equity income or loss	(2.6)	(2.1)
Excess tax benefits on stock-based compensation	(0.5)	(0.3)
Other — net	(1.4)	(2.0)
Effective tax rate	18.6%	17.4%

On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. The Company strongly disagrees with the Opinions and intends to vigorously defend its positions. Refer to Note 12 of Notes to Consolidated Financial Statements.
As of December 31, 2024, the gross amount of unrecognized tax benefits was $880 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $607 million, exclusive of any benefits related to interest and penalties. The remaining $273 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2024	2023
Balance of unrecognized tax benefits at beginning of year	$929	$926
Increase related to prior period tax positions	33	2
Decrease related to prior period tax positions	(52)	(25)
Increase related to current period tax positions	30	32
Decrease related to settlements with taxing authorities	(57)	—
Decrease due to lapse of the applicable statute of limitations	—	(2)
Effect of foreign currency translation	(3)	(4)
Balance of unrecognized tax benefits at end of year	$880	$929
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $631 million and $544 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2024 and 2023, respectively. Of these amounts, expense of $87 million and $48 million was recognized in 2024 and 2023, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
Based on current tax laws, including the impact of several countries enacting global minimum tax regulations, the Company’s effective tax rate in 2025 is expected to be approximately 20.8% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, while many others have indicated their intent to adopt, or have adopted, legislation effective in 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. The Company will continue to monitor developments to determine any potential impact in the countries in which we operate.

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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $14.6 billion as of December 31, 2024. In addition to these funds, our commercial paper program and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of December 31, 2024. These backup lines of credit expire at various times through 2029.
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. We do not believe there is a risk that our payment terms will be shortened in the near future. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $21,873 million and $17,704 million of trade accounts receivables under this program during the years ended December 31, 2024 and 2023, respectively. The costs of factoring such receivables were $114 million and $83 million for the years ended December 31, 2024 and 2023, respectively. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2025 capital expenditures to be approximately $2.2 billion. During 2025, we also expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the year ended December 31, 2024, the Company recorded net interest income of $77 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $103 million as of December 31, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $6,805 million and $11,599 million, respectively, a decrease of $4,794 million, or 41%. This decrease was primarily driven by the $6.0 billion IRS Tax Litigation Deposit, an unfavorable impact due to foreign currency exchange rate fluctuations, higher other tax payments, increased charitable donations, and the reduced operating cash flows resulting from the refranchising of our bottling operations. The decrease was also impacted by additional annual incentive payments in the current year due to improved business performance in the prior year. These items were partially offset by strong cash operating results, the transfer of surplus international plan assets from pension trusts to general assets of the Company, payments in the prior year resulting from the buildup of inventory to manage potential supply chain disruptions, increased dividend payments from our equity method investees, and $167 million of the $275 million milestone payment for fairlife in the prior year. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax litigation. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the pension transfer. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities was $2,524 million in 2024 and net cash used in investing activities was $3,349 million in 2023.
Purchases of Investments and Proceeds from Disposals of Investments
In 2024, purchases of investments were $5,640 million and proceeds from disposals of investments were $6,589 million, resulting in a net cash inflow of $949 million. In 2023, purchases of investments were $6,698 million and proceeds from disposals of investments were $4,354 million, resulting in a net cash outflow of $2,344 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2024 and 2023, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $315 million and $62 million, respectively.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2024 and 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,485 million and $430 million, respectively. The activity during 2024 primarily related to the refranchising of certain of our bottling operations and sales of our ownership interests in certain equity method investees. The activity during 2023 primarily related to sales of our ownership interests in certain equity method investees. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the years ended December 31, 2024 and 2023 were $2,064 million and $1,852 million, respectively.

Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2024	2023
Capital expenditures	$2,064	$1,852
Europe, Middle East & Africa	0.8%	2.3%
Latin America	—	—
North America	29.2	22.3
Asia Pacific	0.9	1.2
Global Ventures	9.9	10.4
Bottling Investments	35.6	45.5
Corporate	23.6	18.3
Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral received associated with our hedging activities during the years ended December 31, 2024 and 2023 was $235 million and $366 million, respectively. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Other Investing Activities
During the years ended December 31, 2024 and 2023, the total cash inflow for other investing activities was $194 million and $39 million, respectively. The activity during 2024 included the receipt of a $100 million installment payment on the note receivable related to the sale of our ownership interest in an equity method investee in Pakistan in 2023 and the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions.
Cash Flows from Financing Activities
Net cash used in financing activities was $6,910 million and $8,310 million in 2024 and 2023, respectively.
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
As of December 31, 2024, our long-term debt was rated “A+” by Standard & Poor’s and “A1” by Moody’s. Our commercial paper program was rated “A-1” by Standard & Poor’s and “P-1” by Moody’s. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coke Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company’s business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers’ financial performance, changes in the credit rating agencies’ methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers’ credit ratings were to decline, the Company’s equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
During 2024, the Company had issuances of debt of $12,061 million, which included $3,309 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $8,752 million, net of related discounts and issuance costs.

During 2024, the Company made payments of debt of $9,533 million, which consisted of $1,269 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $5,276 million of payments related to commercial paper and short-term debt with maturities greater than 90 days, and payments of long-term debt of $2,988 million. During 2024, the Company extinguished $485 million of long-term debt prior to maturity. Refer to Note 11 of Notes to Consolidated Financial Statements.
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
Issuances of Stock
The issuances of stock in 2024 and 2023 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
In 2019, our Board of Directors authorized a share repurchase plan of up to 150 million shares (“2019 Plan”) of the Company’s common stock.
During 2024, the total cash outflow for treasury stock purchases was $1,795 million. The Company repurchased 26.5 million shares of common stock under the 2019 Plan. These shares were repurchased at an average price per share of $63.91, for a total cost of $1,694 million. The net impact of the Company’s issuances of stock and treasury stock purchases during 2024 resulted in a net cash outflow of $1,048 million.
During 2023, the total cash outflow for treasury stock purchases was $2,289 million. The Company repurchased 36.9 million shares of common stock under the 2019 Plan. These shares were repurchased at an average price per share of $59.08, for a total cost of $2,177 million. The net impact of the Company’s issuances of stock and treasury stock purchases during 2023 resulted in a net cash outflow of $1,750 million.
Since the inception of our share repurchase program in 1984, we have repurchased 3.6 billion shares of our common stock at an average price per share of $18.30. In addition to shares repurchased under the share repurchase plans authorized by our Board of Directors, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
Dividends
The Company paid dividends of $8,359 million and $7,952 million during the years ended December 31, 2024 and 2023, respectively.
At its February 2025 meeting, our Board of Directors increased our regular quarterly dividend to $0.51 per share, equivalent to a full year dividend of $2.04 per share in 2025. This is our 63rd consecutive annual increase. Our annualized common stock dividend was $1.94 per share and $1.84 per share in 2024 and 2023, respectively.
Other Financing Activities
During the years ended December 31, 2024 and 2023, the total cash outflow for other financing activities was $31 million and $465 million, respectively. The activities during 2023 included $108 million of the $275 million milestone payment for fairlife and payments totaling $311 million related to the BodyArmor acquisition, which included amounts originally held back for indemnification obligations. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the milestone payment for fairlife.

Contractual Obligations
As of December 31, 2024, the Company’s contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2025	2026-2027	2028-2029	2030 and Thereafter
Loans and notes payable:[1]
Commercial paper borrowings	$1,139	$1,139	$—	$—	$—
Lines of credit and other short-term borrowings	360	360	—	—	—
Current maturities of long-term debt[2]	648	648	—	—	—
Long-term debt, net of current maturities[2]	46,176	—	6,925	5,693	33,558
Estimated interest payments[3]	18,643	1,115	1,835	1,581	14,112
Accrued income taxes[4]	1,414	1,387	27	—	—
Purchase obligations[5]	25,745	15,287	6,383	2,593	1,482
Marketing obligations[6]	3,401	2,237	706	298	160
Lease obligations	2,198	424	655	428	691
Acquisition obligations[7]	6,172	6,172	—	—	—
Held-for-sale and related obligations[8]	10	10	—	—	—
Total contractual obligations	$105,906	$28,779	$16,531	$10,593	$50,003
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
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2024 rate for all periods presented. We expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding income taxes. Accrued income taxes include $1,185 million related to the one-time transition tax required by the Tax Reform Act. Liabilities of $1,515 million for unrecognized tax benefits plus accrued interest and penalties are not included in the total above. Currently, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
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
8Represents liabilities and contractual obligations that were classified as held for sale related to certain bottling operations in India. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
The total accrued liability for pension and other postretirement benefit plans recognized as of December 31, 2024 was $945 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, plan funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We expect to make all contributions to our pension trusts with cash flows from operating activities. Our pension plans are generally funded in accordance with local laws and tax regulations. The Company expects to contribute approximately $30 million in 2025 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 14 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.
As of December 31, 2024, the projected benefit obligation of the U.S. qualified pension plan was $3,869 million, and the fair value of the plan assets was $3,761 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plan was $2,176 million, and the fair value of the plans’ assets was $2,674 million. The Company sponsors various unfunded pension plans outside the United States as well as unfunded nonqualified pension plans covering certain U.S. employees. These U.S. nonqualified pension plans provide benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate benefit payments for these unfunded pension plans will be approximately $65 million for 2025. Thereafter, the expected annual benefit payments will gradually decline. Refer to Note 14 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2024, our self-insurance reserves totaled $168 million. Refer to Note 12 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2024 were $2,469 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
As of December 31, 2024, we were contingently liable for guarantees of indebtedness owed by third parties of $766 million, of which $82 million was related to VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote. As of December 31, 2024, we were not directly liable for the debt of any unconsolidated entity.
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
In 2024 and 2023, our operating income was impacted by the weighted-average fluctuations in exchange rates for foreign currencies in which the Company conducted operations (all operating currencies) and for certain individual currencies. These currencies strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2024	2023
All operating currencies	(5)%	(2)%
Australian dollar	(1)	(5)
Brazilian real	(7)	3
British pound	3	2
Chinese yuan	(2)	(7)
Euro	—	3
Indian rupee	(1)	(6)
Japanese yen	(7)	(7)
Mexican peso	(3)	14
Philippine peso	(3)	(3)
South African rand	1	(11)
The percentages in the table above do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our hedging activities are designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income.

The total impact of foreign currency exchange rate fluctuations on net operating revenues, including the effect of our hedging activities, was a decrease of 5% and 4% in 2024 and 2023, respectively. The total impact of foreign currency exchange rate fluctuations on operating income, including the effect of our hedging activities, was a decrease of 11% and 8% in 2024 and 2023, respectively.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to the heading “Operations Review — Other Income (Loss) — Net” above. The Company recorded net foreign currency exchange losses of $180 million and $312 million during the years ended December 31, 2024 and 2023, respectively.
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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2024, we generated $28.7 billion of our net operating revenues from operations outside the United States. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations.
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
The total notional values of our foreign currency derivatives were $18,442 million and $17,505 million as of December 31, 2024 and 2023, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of foreign currency derivatives that qualified for hedge accounting resulted in a net unrealized gain of $366 million as of December 31, 2024, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $511 million decrease in fair value. The fair value of the foreign currency derivatives that did not qualify for hedge accounting resulted in a net unrealized gain of $62 million as of December 31, 2024, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $325 million decrease in fair value.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.

Based on the Company’s variable-rate debt and derivative instruments outstanding as of December 31, 2024, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $127 million in 2024. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company’s investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would have resulted in a $43 million decrease in the fair value of our portfolio of highly liquid debt securities.
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
The total notional values of our commodity derivatives were $386 million and $379 million as of December 31, 2024 and 2023, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of commodity derivatives that qualified for hedge accounting resulted in a net unrealized gain of $2 million as of December 31, 2024, and we estimate that a 10% decrease in underlying commodity prices would have resulted in an $8 million decrease in fair value. The fair value of the commodity derivatives that did not qualify for hedge accounting resulted in a net loss of $33 million as of December 31, 2024, and we estimate that a 10% decrease in underlying commodity prices would have resulted in a $47 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2024	2023	2022
Net Operating Revenues	$47,061	$45,754	$43,004
Cost of goods sold	18,324	18,520	18,000
Gross Profit	28,737	27,234	25,004
Selling, general and administrative expenses	14,582	13,972	12,880
Other operating charges	4,163	1,951	1,215
Operating Income	9,992	11,311	10,909
Interest income	988	907	449
Interest expense	1,656	1,527	882
Equity income (loss) — net	1,770	1,691	1,472
Other income (loss) — net	1,992	570	(262)
Income Before Income Taxes	13,086	12,952	11,686
Income taxes	2,437	2,249	2,115
Consolidated Net Income	10,649	10,703	9,571
Less: Net income (loss) attributable to noncontrolling interests	18	(11)	29
Net Income Attributable to Shareowners of The Coca-Cola Company	$10,631	$10,714	$9,542
Basic Net Income Per Share[1]	$2.47	$2.48	$2.20
Diluted Net Income Per Share[1]	$2.46	$2.47	$2.19
Average Shares Outstanding — Basic	4,309	4,323	4,328
Effect of dilutive securities	11	16	22
Average Shares Outstanding — Diluted	4,320	4,339	4,350
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2024	2023	2022
Consolidated Net Income	$10,649	$10,703	$9,571
Other Comprehensive Income:
Net foreign currency translation adjustments	(2,893)	736	(1,132)
Net gains (losses) on derivatives	270	(178)	4
Net change in unrealized gains (losses) on available-for-sale debt securities	(63)	24	37
Net change in pension and other postretirement benefit liabilities	109	(109)	408
Total Comprehensive Income	8,072	11,176	8,888
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	(158)	(89)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$8,063	$11,334	$8,977
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$10,828	$9,366
Short-term investments	2,020	2,997
Total Cash, Cash Equivalents and Short-Term Investments	12,848	12,363
Marketable securities	1,723	1,300
Trade accounts receivable, less allowances of $506 and $502, respectively	3,569	3,410
Inventories	4,728	4,424
Prepaid expenses and other current assets	3,129	5,235
Total Current Assets	25,997	26,732
Equity method investments	18,087	19,671
Deferred income tax assets	1,319	1,561
Property, plant and equipment — net	10,303	9,236
Trademarks with indefinite lives	13,301	14,349
Goodwill	18,139	18,358
Other noncurrent assets	13,403	7,796
Total Assets	$100,549	$97,703
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$21,715	$15,485
Loans and notes payable	1,499	4,557
Current maturities of long-term debt	648	1,960
Accrued income taxes	1,387	1,569
Total Current Liabilities	25,249	23,571
Long-term debt	42,375	35,547
Other noncurrent liabilities	4,084	8,466
Deferred income tax liabilities	2,469	2,639
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,801	19,209
Reinvested earnings	76,054	73,782
Accumulated other comprehensive income (loss)	(16,843)	(14,275)
Treasury stock, at cost — 2,738 and 2,732 shares, respectively	(55,916)	(54,535)
Equity Attributable to Shareowners of The Coca-Cola Company	24,856	25,941
Equity attributable to noncontrolling interests	1,516	1,539
Total Equity	26,372	27,480
Total Liabilities and Equity	$100,549	$97,703
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2024	2023	2022
Operating Activities
Consolidated net income	$10,649	$10,703	$9,571
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,075	1,128	1,260
Stock-based compensation expense	286	254	356
Deferred income taxes	(11)	(2)	(122)
Equity (income) loss — net of dividends	(802)	(1,019)	(838)
Foreign currency adjustments	(110)	175	203
Significant (gains) losses — net	(1,737)	(492)	(129)
Other operating charges	4,000	1,741	1,086
Other items	(311)	(43)	236
Net change in operating assets and liabilities	(6,234)	(846)	(605)
Net Cash Provided by Operating Activities	6,805	11,599	11,018
Investing Activities
Purchases of investments	(5,640)	(6,698)	(3,751)
Proceeds from disposals of investments	6,589	4,354	4,771
Acquisitions of businesses, equity method investments and nonmarketable securities	(315)	(62)	(73)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3,485	430	458
Purchases of property, plant and equipment	(2,064)	(1,852)	(1,484)
Proceeds from disposals of property, plant and equipment	40	74	75
Collateral (paid) received associated with hedging activities — net	235	366	(1,465)
Other investing activities	194	39	706
Net Cash Provided by (Used in) Investing Activities	2,524	(3,349)	(763)
Financing Activities
Issuances of loans, notes payable and long-term debt	12,061	6,891	3,972
Payments of loans, notes payable and long-term debt	(9,533)	(5,034)	(4,930)
Issuances of stock	747	539	837
Purchases of stock for treasury	(1,795)	(2,289)	(1,418)
Dividends	(8,359)	(7,952)	(7,616)
Other financing activities	(31)	(465)	(1,095)
Net Cash Provided by (Used in) Financing Activities	(6,910)	(8,310)	(10,250)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	(623)	(73)	(205)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	1,796	(133)	(200)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	9,692	9,825	10,025
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	11,488	9,692	9,825
Less: Restricted cash and restricted cash equivalents at end of year	660	326	306
Cash and Cash Equivalents at End of Year	$10,828	$9,366	$9,519
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In millions except per share data)

	2024	2023	2022
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,308	4,328	4,325
Treasury stock issued to employees related to stock-based compensation plans	21	17	24
Purchases of stock for treasury	(27)	(37)	(21)
Balance at end of year	4,302	4,308	4,328
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	19,209	18,822	18,116
Stock issued to employees related to stock-based compensation plans	319	177	373
Stock-based compensation expense	273	233	332
Acquisition of interests held by noncontrolling owners	—	(20)	—
Other activities	—	(3)	1
Balance at end of year	19,801	19,209	18,822
Reinvested Earnings
Balance at beginning of year	73,782	71,019	69,094
Net income attributable to shareowners of The Coca-Cola Company	10,631	10,714	9,542
Dividends (per share — $1.94, $1.84 and $1.76 in 2024, 2023 and 2022, respectively)	(8,359)	(7,951)	(7,617)
Balance at end of year	76,054	73,782	71,019
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(14,275)	(14,895)	(14,330)
Net other comprehensive income (loss)	(2,568)	620	(565)
Balance at end of year	(16,843)	(14,275)	(14,895)
Treasury Stock
Balance at beginning of year	(54,535)	(52,601)	(51,641)
Treasury stock issued to employees related to stock-based compensation plans	321	255	376
Purchases of stock for treasury	(1,702)	(2,189)	(1,336)
Balance at end of year	(55,916)	(54,535)	(52,601)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$24,856	$25,941	$24,105
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$1,539	$1,721	$1,861
Net income attributable to noncontrolling interests	18	(11)	29
Net foreign currency translation adjustments	(9)	(147)	(118)
Dividends paid to noncontrolling interests	(28)	(25)	(51)
Acquisition of interests held by noncontrolling owners	—	(2)	—
Divestitures	(4)	—	—
Other activities	—	3	—
Total Equity Attributable to Noncontrolling Interests	$1,516	$1,539	$1,721
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
Description of Business
The Coca-Cola Company is a total beverage company. We own or license and market numerous beverage brands, which we group into the following categories: Trademark Coca-Cola; sparkling flavors; water, sports, coffee and tea; juice, value-added dairy and plant-based beverages; and emerging beverages. We own and market several of the world’s largest nonalcoholic sparkling soft drink brands, including Coca-Cola, Sprite, Coca-Cola Zero Sugar, Fanta and Diet Coke/Coca-Cola Light. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and territories.
We make our branded beverage products available to consumers throughout the world through our network of independent bottling partners, distributors, wholesalers and retailers as well as the Company’s consolidated bottling and distribution operations. Beverages bearing trademarks owned by or licensed to us account for 2.2 billion of the estimated 65 billion servings of all beverages consumed worldwide every day.
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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest. Additionally, there are situations in which consolidation is required even though the usual condition of consolidation (i.e., ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity’s voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which another entity holds a variable interest is referred to as a “VIE.” An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 12. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Our Company’s investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $1,680 million and $1,225 million as of December 31, 2024 and 2023, respectively, representing our maximum exposures to loss. The Company’s investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company’s consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company’s investments, plus any loans and guarantees, related to these VIEs totaled $87 million and $88 million as of December 31, 2024 and 2023, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.
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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $5 billion, $5 billion and $4 billion in 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, advertising and production costs of $25 million and $43 million, respectively, were primarily recorded in the line item prepaid expenses and other current assets in our consolidated balance sheets.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We excluded 3 million, 8 million and 8 million stock options from the computation of diluted net income per share in 2024, 2023 and 2022, respectively, because the stock options would have been antidilutive.
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

The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

December 31,	2024	2023	2022
Cash and cash equivalents	$10,828	$9,366	$9,519
Restricted cash and restricted cash equivalents[1,2]	660	326	306
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,488	$9,692	$9,825
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
We invest in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. Investments of this nature are included in the line item other noncurrent assets in our consolidated balance sheet. We generate a return through the receipt of tax credits, other tax benefits and cash distributions. We have elected to apply the proportional amortization method (“PAM”) of accounting to these investments. In accordance with PAM accounting, the Company amortizes the cost of its investments in the line item income taxes in our consolidated statement of income based on the proportion of the income tax benefits received during the period to the total income tax benefits expected to be received over the life of the investments. The income tax credits and other income tax benefits earned reduce our income tax payments and are recorded in the line item net change in operating assets and liabilities in our consolidated statement of cash flows. Refer to Note 15 for additional information on these investments.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $21,873 million and $17,704 million of trade accounts receivables under this program during the years ended December 31, 2024 and 2023, respectively. The costs of factoring such receivables were $114 million and $83 million for the years ended December 31, 2024 and 2023, respectively. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from the line item trade accounts receivable in our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
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
Inventories consisted of the following (in millions):

December 31,	2024	2023
Raw materials and packaging	$2,794	$2,618
Finished goods	1,524	1,449
Other	410	357
Total inventories	$4,728	$4,424
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
Leases
We determine if a contract contains a lease at its inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in the line item other noncurrent assets in our consolidated balance sheet. Operating lease liabilities represent our obligation to make lease payments arising from the lease and are included in the line items accounts payable and accrued expenses and other noncurrent liabilities in our consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. When determining the lease term, we include renewal or termination options that we are reasonably certain to exercise. Leases with a lease term of 12 months or less at inception are not recorded in our consolidated balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term in our consolidated statement of income. As the rates implicit in our leases are not readily determinable, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When our contracts contain lease and non-lease components, we account for both components as a single lease component. Refer to Note 10.
We have various contracts for certain fountain equipment under which we are the lessor. These leases meet the criteria for operating lease classification. Lease income associated with these leases is not material.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewal options that we are reasonably certain to exercise, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $997 million, $1,018 million and $1,125 million in 2024, 2023 and 2022, respectively. Amortization expense for leasehold improvements totaled $17 million, $14 million and $13 million in 2024, 2023 and 2022, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2024	2023
Land	$226	$229
Buildings and improvements	5,143	4,647
Machinery and equipment	14,504	13,593
Property, plant and equipment — cost	19,873	18,469
Less: Accumulated depreciation	9,570	9,233
Property, plant and equipment — net	$10,303	$9,236
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
The fair value of restricted stock, restricted stock units and certain performance share units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The Company included a relative total shareowner return (“TSR”) modifier for performance share unit awards granted to executives from 2019 through 2022 as well as for performance share unit awards granted to all participants starting in 2023. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model.
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
Recently Issued Accounting Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The expanded annual disclosures are effective for our year ended December 31, 2024, and the expanded interim disclosures are effective in 2025 and will be applied retrospectively to all prior periods presented. Refer to Note 20.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures around specific expense categories in the notes to the financial statements. The additional annual disclosures are effective for our year ending December 31, 2027, and the additional interim disclosures are effective in 2028. These disclosures will be applied prospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $315 million, $62 million and $73 million during 2024, 2023 and 2022, respectively. In 2024, we invested $226 million in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments.
Divestitures
During 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,485 million, which primarily related to the refranchising of the Company’s bottling operations that were classified as held for sale as of December 31, 2023. Also included was the sale of our ownership interest in an equity method investee in Thailand, for which we received net cash proceeds of $718 million and recognized a net gain of $506 million, including the impact of post-closing adjustments. We also sold a portion of our interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”), an equity method investee, to Coke Consolidated, for which we received cash proceeds of $554 million and recognized a net gain of $338 million. Additionally, we refranchised our bottling operations in additional territories in India for which we received cash proceeds of $17 million and recognized a net gain of $13 million.
During 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $430 million, which primarily related to the sale of our ownership interest in an equity method investee in Indonesia to Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $302 million and recognized a net gain of $12 million. Also included was the sale of our ownership interest in an equity method investee in Pakistan, for which we received cash proceeds of $100 million and a note receivable of $200 million. We recognized a net gain of $82 million as a result of the sale.
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
All of the gains discussed above were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
As of December 31, 2024, the Company’s bottling operations in certain territories in India met the criteria to be classified as held for sale. As of December 31, 2023, the Company’s bottling operations in the Philippines, Bangladesh and certain territories in India met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair values less any costs to sell exceeded the carrying values, the related assets and liabilities were recorded at their carrying values. These assets and liabilities were included in the Bottling Investments operating segment.
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
In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam, which was included in the line item other investing activities in our consolidated statement of cash flows for the year ended December 31, 2022. The Company refranchised its bottling operations in Vietnam in January 2023 and recognized a net gain of $439 million as a result of the sale, which was recorded in the line item other income (loss) — net in our consolidated statement of income for the year ended December 31, 2023.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheets (in millions):

December 31,	2024	2023
Cash, cash equivalents and short-term investments	$—	$37
Marketable securities	—	8
Trade accounts receivable, less allowances	—	95
Inventories	23	299
Prepaid expenses and other current assets	—	60
Equity method investments	—	4
Other noncurrent assets	—	51
Deferred income tax assets	—	28
Property, plant and equipment — net	108	1,267
Goodwill	—	231
Other intangible assets	—	14
Assets held for sale	$131	$2,094
Accounts payable and accrued expenses	$2	$464
Loans and notes payable	—	63
Accrued income taxes	—	24
Long-term debt	—	2
Other noncurrent liabilities	1	108
Deferred income tax liabilities	—	58
Liabilities held for sale	$3	$719
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our best estimate of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable or accounts payable and accrued expenses in our consolidated balance sheet, as applicable. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2024 related to performance obligations satisfied in prior periods was immaterial.
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2024
Concentrate operations	$8,813	$18,912	$27,725
Finished product operations	9,549	9,787	19,336
Total	$18,362	$28,699	$47,061
Year Ended December 31, 2023
Concentrate operations	$8,780	$17,759	$26,539
Finished product operations	7,770	11,445	19,215
Total	$16,550	$29,204	$45,754
Year Ended December 31, 2022
Concentrate operations	$7,702	$16,369	$24,071
Finished product operations	7,711	11,222	18,933
Total	$15,413	$27,591	$43,004
Refer to Note 20 for additional revenue disclosures by operating segment and Corporate.

NOTE 4: INVESTMENTS
We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value, with the change in fair value included in net income. We use quoted market prices to determine the fair values of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.
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
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2024
Marketable securities	$418	$—
Other noncurrent assets	1,616	40
Total equity securities	$2,034	$40
December 31, 2023
Marketable securities	$345	$—
Other noncurrent assets	1,661	42
Total equity securities	$2,006	$42

The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2024	2023
Net gains (losses) recognized during the year related to equity securities	$323	$371
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	106	52
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$217	$319
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2024
Trading securities	$45	$1	$(1)	$45
Available-for-sale securities	1,728	21	(118)	1,631
Total debt securities	$1,773	$22	$(119)	$1,676
December 31, 2023
Trading securities	$43	$—	$(2)	$41
Available-for-sale securities	1,136	26	(28)	1,134
Total debt securities	$1,179	$26	$(30)	$1,175
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2024		December 31, 2023
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$45	$1,260	$41	$914
Other noncurrent assets	—	371	—	220
Total debt securities	$45	$1,631	$41	$1,134
The contractual maturities of these available-for-sale debt securities as of December 31, 2024 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$299	$296
After 1 year through 5 years	1,217	1,132
After 5 years through 10 years	35	42
After 10 years	177	161
Total	$1,728	$1,631
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2024	2023	2022
Gross gains	$14	$3	$5
Gross losses	(12)	(10)	(136)
Proceeds	709	361	1,498

Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,883 million and $1,643 million as of December 31, 2024 and 2023, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
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
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$311	$109
Foreign currency contracts	Other noncurrent assets	82	13
Commodity contracts	Prepaid expenses and other current assets	2	—
Interest rate contracts	Other noncurrent assets	27	50
Total assets		$422	$172
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$14	$111
Foreign currency contracts	Other noncurrent liabilities	39	40
Commodity contracts	Accounts payable and accrued expenses	—	3
Interest rate contracts	Accounts payable and accrued expenses	—	5
Interest rate contracts	Other noncurrent liabilities	922	1,113
Total liabilities		$975	$1,272
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
2Refer to Note 17 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2024	December 31, 2023
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$152	$91
Foreign currency contracts	Other noncurrent assets	8	3
Commodity contracts	Prepaid expenses and other current assets	7	5
Other derivative instruments	Prepaid expenses and other current assets	—	4
Total assets		$167	$103
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$86	$106
Foreign currency contracts	Other noncurrent liabilities	12	3
Commodity contracts	Accounts payable and accrued expenses	40	62
Commodity contracts	Other noncurrent liabilities	—	1
Other derivative instruments	Accounts payable and accrued expenses	6	4
Total liabilities		$144	$176
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,206 million and $9,408 million as of December 31, 2024 and 2023, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional values of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities were $557 million and $958 million as of December 31, 2024 and 2023, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $58 million and $54 million as of December 31, 2024 and 2023, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for the Company’s interest rate cash flow hedging program was $750 million as of December 31, 2023. As of December 31, 2024, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
2024
Foreign currency contracts	$457	Net operating revenues	$84
Foreign currency contracts	37	Cost of goods sold	16
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(18)	Other income (loss) — net	(45)
Interest rate contracts	(54)	Interest expense	(2)
Commodity contracts	6	Cost of goods sold	1
Total	$428		$50
2023
Foreign currency contracts	$(128)	Net operating revenues	$(3)
Foreign currency contracts	19	Cost of goods sold	14
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	35	Other income (loss) — net	17
Commodity contracts	(15)	Cost of goods sold	(14)
Total	$(89)		$10
2022
Foreign currency contracts	$205	Net operating revenues	$218
Foreign currency contracts	17	Cost of goods sold	28
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(91)	Other income (loss) — net	(79)
Commodity contracts	(4)	Cost of goods sold	(2)
Total	$127		$161
As of December 31, 2024, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $241 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,628 million and $13,693 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
2024
Interest rate contracts	Interest expense	$173
Fixed-rate debt	Interest expense	(170)
Net impact of fair value hedging instruments		$3
2023
Interest rate contracts	Interest expense	$609
Fixed-rate debt	Interest expense	(591)
Net impact of fair value hedging instruments		$18
2022
Interest rate contracts	Interest expense	$(1,944)
Fixed-rate debt	Interest expense	1,927
Net impact of fair value hedging instruments		$(17)
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Current maturities of long-term debt	$—	$552	$—	$1	$—	$—
Long-term debt	11,824	12,186	(915)	(1,135)	130	162
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

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2024	2023	2024	2023	2022
Foreign currency contracts	$59	$150	$19	$(6)	$(10)
Foreign currency denominated debt	13,221	12,437	825	(376)	751
Total	$13,280	$12,587	$844	$(382)	$741
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the year ended December 31, 2024. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into earnings during the years ended December 31, 2023 and 2022. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2024, 2023 and 2022. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $8,620 million and $6,989 million as of December 31, 2024 and 2023, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. There were no interest rate contracts used as economic hedges as of December 31, 2024 and 2023.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $328 million and $325 million as of December 31, 2024 and 2023, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2024	2023	2022
Foreign currency contracts	Net operating revenues	$211	$(74)	$(55)
Foreign currency contracts	Cost of goods sold	(44)	66	46
Foreign currency contracts	Other income (loss) — net	(107)	(10)	57
Commodity contracts	Cost of goods sold	(97)	(137)	(40)
Other derivative instruments	Selling, general and administrative expenses	17	5	(21)
Total		$(20)	$(150)	$(13)

NOTE 6: EQUITY METHOD INVESTMENTS
Our consolidated net income includes our Company’s proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statement of income and our carrying value of that investment. The Company’s proportionate share of the net income or loss of our equity method investees includes our proportionate share of significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statement of income and our carrying value of those investments. Refer to Note 18 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity method investees’ AOCI.
We eliminate from our financial results all significant intercompany transactions to the extent of our ownership interest, including the intercompany portion of transactions with equity method investees.
The Company’s equity method investments include, but are not limited to, our ownership interests in CCEP; Monster; AC Bebidas, S. de R.L. de C.V.; Coca-Cola FEMSA, S.A.B. de C.V.; Coca-Cola HBC AG; and Coca-Cola Bottlers Japan Holdings Inc. As of December 31, 2024, we owned 19%, 21%, 20%, 28%, 22% and 19%, respectively, of these companies’ outstanding shares. As of December 31, 2024, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $7,791 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2024	2023	2022
Net operating revenues	$99,043	$93,862	$85,116
Cost of goods sold	58,527	55,780	52,051
Gross profit	$40,516	$38,082	$33,065
Operating income	$12,536	$11,868	$9,719
Consolidated net income	$8,439	$7,657	$6,373
Less: Net income attributable to noncontrolling interests	98	75	102
Net income attributable to common shareowners	$8,341	$7,582	$6,271
Company equity income (loss) — net	$1,770	$1,691	$1,472
1 The financial information represents the results of the equity method investees during the Company’s period of ownership.

December 31,	2024	2023
Current assets	$33,720	$35,087
Noncurrent assets	72,039	74,464
Total assets	$105,759	$109,551
Current liabilities	$26,959	$26,929
Noncurrent liabilities	33,004	33,989
Total liabilities	$59,963	$60,918
Equity attributable to shareowners of investees	$44,295	$47,473
Equity attributable to noncontrolling interests	1,501	1,160
Total equity	$45,796	$48,633
Company equity method investments	$18,087	$19,671
Net sales to equity method investees, the majority of which are located outside the United States, were $18,278 million, $17,736 million and $16,084 million in 2024, 2023 and 2022, respectively. Total payments, primarily related to marketing, made to equity method investees were $331 million, $294 million and $396 million in 2024, 2023 and 2022, respectively. In addition, purchases of beverage products from equity method investees were $635 million, $579 million and $505 million in 2024, 2023 and 2022, respectively.
The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company’s carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2024	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$10,735	$5,186	$5,549
Coca-Cola Europacific Partners plc	6,755	3,655	3,100
Coca-Cola FEMSA, S.A.B. de C.V.	4,544	1,786	2,758
Coca-Cola HBC AG	2,675	1,147	1,528
Coca-Cola Consolidated, Inc.	2,373	342	2,031
Coca-Cola Bottlers Japan Holdings Inc.	536	332	204
Coca-Cola İçecek A.Ş.	954	257	697
Embotelladora Andina S.A.	168	90	78
Total	$28,740	$12,795	$15,945
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,357 million and $1,527 million as of December 31, 2024 and 2023, respectively. The total amount of dividends received from equity method investees was $968 million, $672 million and $634 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2024 was $8,594 million.
NOTE 7: GOODWILL
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Total
2023
Balance at beginning of year	$1,197	$203	$10,677	$412	$2,708	$3,585	$18,782
Effect of foreign currency translation	(44)	6	—	(11)	120	(264)	(193)
Divestitures[1]	—	—	—	—	—	(231)	(231)
Balance at end of year	$1,153	$209	$10,677	$401	$2,828	$3,090	$18,358
2024
Balance at beginning of year	$1,153	$209	$10,677	$401	$2,828	$3,090	$18,358
Effect of foreign currency translation	(66)	(11)	—	(10)	(41)	(84)	(212)
Impairment charges	—	—	—	—	—	(6)	(6)
Divestitures	—	—	—	—	—	(1)	(1)
Balance at end of year	$1,087	$198	$10,677	$391	$2,787	$2,999	$18,139
1 The decrease in the Bottling Investments segment was a result of the Company’s bottling operations in the Philippines being classified as held for sale. Refer to Note 2.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2024	2023
Accounts payable	$5,468	$5,590
Accrued marketing expenses	3,092	2,870
Accrued compensation	1,391	1,394
Contingent consideration liability[1]	6,126	—
Other accrued expenses[2]	5,638	5,631
Accounts payable and accrued expenses	$21,715	$15,485
1Represents the fairlife, LLC (“fairlife”) contingent consideration liability. As of December 31, 2023, this balance was $3,017 million and was recorded in the line item other noncurrent liabilities in our consolidated balance sheet. Refer to Note 17.
2Includes liabilities held for sale of $3 million and $719 million as of December 31, 2024 and 2023, respectively. Refer to Note 2.
NOTE 9: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows.
The summary of the Company’s outstanding obligations confirmed as valid under the SCF program is as follows (in millions):

2024
Confirmed obligations outstanding at beginning of year	$1,421
Invoices confirmed	5,105
Confirmed invoices paid	(5,196)
Confirmed obligations outstanding at end of year	$1,330
NOTE 10: LEASES
We have operating leases primarily for real estate, manufacturing and other equipment, vehicles and aircraft.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2024	2023
Operating lease ROU assets[1]	$1,182	$1,328
Current portion of operating lease liabilities[2]	$290	$361
Noncurrent portion of operating lease liabilities[3]	923	1,001
Total operating lease liabilities	$1,213	$1,362
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

We had operating lease costs of $362 million and $397 million for the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $359 million and $389 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $313 million and $328 million for the years ended December 31, 2024 and 2023, respectively.
Information associated with the measurement of our operating lease liabilities as of December 31, 2024 is as follows:

Weighted-average remaining lease term	8 years
Weighted-average discount rate	3.7%
Our leases have remaining lease terms of up to 40 years, inclusive of renewal or termination options that we are reasonably certain to exercise.
The following table summarizes the maturities of our operating lease liabilities as of December 31, 2024 (in millions):

Maturities of Operating Lease Liabilities
2025	$322
2026	251
2027	188
2028	137
2029	102
Thereafter	378
Total operating lease payments	1,378
Less: Imputed interest	165
Total operating lease liabilities	$1,213
NOTE 11: DEBT AND BORROWING ARRANGEMENTS
Loans and Notes Payable
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2024 and 2023, we had $1,139 million and $4,209 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were 5.0% and 5.3% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company also had $360 million and $348 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings.
In addition, we had $5,693 million in unused lines of credit and other short-term credit facilities as of December 31, 2024, of which $4,550 million was in corporate backup lines of credit for general purposes. These backup lines of credit expire at various times through 2029. There were no borrowings under these corporate backup lines of credit during 2024. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which was significant to our Company.

Long-Term Debt
The Company’s long-term debt consisted of the following (in millions except average rate data):

	December 31, 2024		December 31, 2023
	Amount	Average Rate[1]	Amount	Average Rate[1]
Fixed interest rate long-term debt:
U.S. dollar notes due 2024-2093	$26,931	3.1%	$21,982	3.2%
U.S. dollar debentures due 2026-2098	778	4.8	788	4.8
Australian dollar notes due 2024	—	—	374	2.7
Euro notes due 2024-2053	13,619	3.1	12,888	2.7
Swiss franc notes due 2028	635	6.7	684	6.0
Other, due through 2098[2]	1,845	7.1	1,763	8.1
Fair value adjustments[3]	(785)	N/A	(972)	N/A
Total[4,5]	43,023	3.4%	37,507	3.4%
Less: Current portion	648		1,960
Long-term debt	$42,375		$35,547
1Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effective amount of interest rate swap agreements and cross-currency swap agreements, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2As of December 31, 2024 and 2023, the amounts include $1,249 million and $1,211 million, respectively, of debt instruments related to our bottling operations in Africa due through 2027.
3Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
4As of December 31, 2024 and 2023, the fair value of our long-term debt, including the current portion, was $38,052 million and $33,445 million, respectively.
5The above notes and debentures include various restrictions, none of which was significant to our Company.
Total interest paid was $1,669 million, $1,415 million and $848 million in 2024, 2023 and 2022, respectively.
During 2024, the Company extinguished prior to maturity long-term debt of $485 million resulting in a gain of $22 million recorded in the line item interest expense in our consolidated statement of income.
The following table summarizes the maturities of long-term debt for the five years succeeding December 31, 2024 (in millions):

Maturities of Long-Term Debt
2025	$648
2026	1,803
2027	5,064
2028	2,786
2029	2,684
NOTE 12: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2024, we were contingently liable for guarantees of indebtedness owed by third parties of $766 million, of which $82 million was related to VIEs. Refer to Note 1 for additional information related to the Company’s maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its positions. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company is currently evaluating the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled Chevron U.S.A., Inc. v. NRDC (“Chevron”). Since 1984, Chevron had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by Chevron.
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the year ended December 31, 2024, the Company recorded net interest income of $77 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheet as of December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2024. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2024 to $474 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $103 million as of December 31, 2024. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act (“Tax Reform Act”). The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $168 million and $197 million as of December 31, 2024 and 2023, respectively.
NOTE 13: STOCK-BASED COMPENSATION PLANS
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. The Coca-Cola Company 2024 Equity Plan (“2024 Plan”) and the Global Employee Stock Purchase Plan (“GESPP”) were approved by shareowners on May 1, 2024. Under the 2024 Plan, an aggregate initial reserve of 240 million shares of our common stock was approved to be issued through the grant of equity awards. This reserve will be increased or may be adjusted as allowable under the 2024 Plan. The 2024 Plan allows for grants of stock options, stock appreciation rights, performance share units, restricted stock, restricted stock units and other specified award types, including cash awards with performance-based vesting criteria. As of December 31, 2024, there were 240 million initial reserve shares available to be granted under the 2024 Plan. There was an additional 1 million shares available to be issued under the 2024 Plan through the reuse of shares and adjustments as allowable under the 2024 Plan. Beginning in 2025, the 2024 Plan will be the only plan in use for equity awards. Under the GESPP, a maximum of 15 million shares of our common stock was approved to be issued through the grant of matching share awards. As of December 31, 2024, there were 15 million shares available to be issued under the GESPP.
Total stock-based compensation expense was $286 million, $251 million and $361 million in 2024, 2023 and 2022, respectively. In 2022, for certain employees who accepted voluntary separation from the Company as a result of the restructuring of our North America operating unit, the Company provided cash payments designed to offset the loss of certain equity awards and serve as a cash supplement to the employees upon the exercise of certain stock options. The stock-based compensation expense in 2022 arising from the estimated cash payments was $5 million and was recorded in the line item other operating charges, and the remaining stock-based compensation expense of $356 million was recorded in the line item selling, general and administrative expenses in our consolidated statement of income. In 2023, the Company recorded stock-based compensation expense of $254 million in the line item selling, general and administrative expenses in our consolidated statement of income. This was partially offset by $3 million related to the revision of management’s estimates arising from the settlement of the estimated cash payments recognized in 2022, which was recorded in the line item other operating charges in our consolidated statement of income. All stock-based compensation expense in 2024 was recorded in the line item selling, general and administrative expenses in our consolidated statement of income. Refer to Note 19 for additional information on the Company’s restructuring initiatives. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $47 million, $40 million and $55 million in 2024, 2023 and 2022, respectively.
As of December 31, 2024, we had $234 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.6 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Awards
Stock option awards are generally granted with an exercise price equal to the average of the high and low market prices per share of the Company’s stock on the grant date. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is expensed on a straight-line basis over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022, and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2024	2023	2022
Fair value of stock options on grant date	$10.28	$9.84	$8.23
Dividend yield[1]	3.2%	3.0%	2.8%
Expected volatility[2]	17.0%	17.5%	18.0%
Risk-free interest rate[3]	4.3%	4.1%	1.9%
Expected term of stock options[4]	6 years	6 years	6 years
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
Stock option activity during the year ended December 31, 2024 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2024	47	$48.52
Granted	2	60.28
Exercised	(18)	42.72
Outstanding on December 31, 2024	31	$52.81	5.4 years	$289
Vested and expected to vest	30	$52.72	5.4 years	$288
Exercisable on December 31, 2024	22	$50.43	4.5 years	$261
The total intrinsic value of the stock options exercised was $356 million, $268 million and $534 million in 2024, 2023 and 2022, respectively. The total number of stock options exercised was 18 million, 14 million and 22 million in 2024, 2023 and 2022, respectively.
Performance-Based Share Unit Awards
Performance share unit awards require achievement of certain performance criteria, which are predefined by the Talent and Compensation Committee of our Board of Directors at the time of grant. For performance share unit awards granted from 2019 through 2022, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow over a predefined performance period of three years. For performance share unit awards granted to executives in 2022, and for performance share unit awards granted to all participants in 2023 and 2024, the performance criteria were weighted 30% for net operating revenues, 30% for earnings per share, 30% for free cash flow and 10% for environmental sustainability. For purposes of these performance criteria, earnings per share is diluted net income per share; free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; and environmental sustainability is comprised of predefined goals related to the Company’s packaging and water security strategies in place at the time of grant. These performance criteria are adjusted for certain items, if applicable, which are subject to Audit Committee approval. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Performance share unit awards granted to executives in 2019 through 2022 and performance share unit awards granted to all participants in 2023 and 2024 include a relative TSR modifier to determine the final number of performance share units earned. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range. The fair value of performance share units that do not include a TSR modifier is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the performance period. The performance share unit awards will generally vest at the end of the respective performance period.
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
Performance share units earned are generally settled in stock, except for certain circumstances such as death or disability, in which case beneficiaries or employees are provided cash payments. As of December 31, 2024, nonvested performance share units of approximately 1,216,000 and 1,323,000 were outstanding for the 2023-2025 and 2024-2026 performance periods, respectively, based on the target award amounts.
The following table summarizes information about outstanding nonvested performance share units based on the target award levels:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2024	2,854	$58.48
Granted	1,348	57.16
Vested[1]	(1,477)	58.87
Forfeited	(186)	58.15
Nonvested on December 31, 2024[2]	2,539	$56.91
1Represents the target level of performance share units vested as of December 31, 2024 for the 2022-2024 performance period. Upon certification in February 2025 of the financial results for the performance period, the final number of shares earned will be determined and released.
2The outstanding nonvested performance share units as of December 31, 2024 at the threshold award and maximum award levels were approximately 952,000 and 6,348,000, respectively.
The weighted-average grant date fair value of performance share unit awards granted in 2024, 2023 and 2022 was $57.16, $56.63 and $59.61, respectively.

The following table summarizes information about vested performance share units based on the certified award level:

	2021-2023 Annual Award
	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value
Certified	3,611	$49.37
Released during 2024	(3,609)	49.37
Forfeited during 2024	(2)	$49.37
The total intrinsic value of performance share units that were released was $214 million, $244 million and $125 million in 2024, 2023 and 2022, respectively.
Time-Based Restricted Stock, Time-Based Restricted Stock Unit Awards and Matching Share Awards
Restricted stock, restricted stock unit awards and matching share awards granted under the 2024 Equity Plan, the GESPP, and the 2014 Equity Plan do not entitle recipients to vote or receive dividends during the vesting period and will be forfeited in the event of the recipient’s termination of employment, except for certain circumstances such as death or disability. The fair value of restricted stock, restricted stock units and matching share awards is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The fair value of the restricted stock, restricted stock units and matching share awards expected to vest and be released is expensed on a straight-line basis over the vesting period.
The following table summarizes information about outstanding nonvested restricted stock, restricted stock units and matching share awards:

	Restricted Stock, Restricted Stock Units and Matching Share Awards (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2024	3,493	$52.91
Granted	2,067	56.11
Vested and released	(1,051)	47.08
Forfeited	(299)	55.50
Nonvested on December 31, 2024	4,210	$55.75
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
As of December 31, 2024, the U.S. qualified pension plan represented 64% and 58% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in the benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans				Other Postretirement Benefit Plans
Year Ended December 31,	2024		2023		2024		2023
Benefit obligation at beginning of year[1]	$6,544		$6,376		$297		$495
Service cost	105		94		3		4
Interest cost	306		322		17		27
Participant contributions	6		5		18		9
Foreign currency exchange rate changes	(124)		27		(3)		(4)
Amendments	(2)		—		—		1
Net actuarial loss (gain)	(213)	[2]	375	[2]	11		14
Benefits paid	(478)		(369)		(65)		(62)
Divestitures	(78)		—		(1)		—
Settlements	(22)		(287)	[3]	(92)	[4]	(187)	[5]
Curtailments	(1)		—		—		—
Special termination benefits	1		1		—		—
Other	1		—		—		—
Benefit obligation at end of year[1]	$6,045		$6,544		$185		$297
Fair value of plan assets at beginning of year	$7,260		$7,158		$176		$373
Actual return on plan assets	345		537		6		17
Employer contributions	31		44		—		—
Participant contributions	6		5		12		7
Foreign currency exchange rate changes	(203)		76		—		—
Transfers	(523)	[6]	—		—		—
Benefits paid	(410)		(300)		(33)		(34)
Divestitures	(62)		—		—		—
Settlements	(9)		(260)	[3]	(92)	[4]	(187)	[5]
Fair value of plan assets at end of year	$6,435		$7,260		$69		$176
Net asset (liability) recognized	$390		$716		$(116)		$(121)
1 For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $6,008 million and $6,463 million as of December 31, 2024 and 2023, respectively.
2 A change in the weighted-average discount rate assumption was the primary driver of net actuarial loss (gain) during 2024 and 2023. For our U.S. qualified pension plan, an increase in the discount rate resulted in an actuarial gain of $178 million during 2024, and a decrease in the discount rate resulted in an actuarial loss of $129 million during 2023. Additional drivers of net actuarial loss (gain) included other assumption updates and plan experience.
3 Settlements primarily related to the U.S. qualified pension plan, which was amended in 2023 to provide lump sum payment options to all former employees. The U.S. qualified pension plan made $259 million of lump sum payments in 2023, causing a plan settlement, which resulted in recognition of a $76 million settlement loss related to the acceleration of existing unrecognized losses.
4 In 2024, the Company settled its U.S. other postretirement benefit obligations such that core life insurance benefits will be funded by an insurance company beginning September 11, 2024 for the lifetime of certain retirees. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $92 million of plan assets and liabilities to an insurer and recognized a $19 million net settlement gain related to the acceleration of existing unrecognized gains.
5 In 2023, the Company settled its U.S. post-65 other postretirement benefit obligations such that retiree reimbursement accounts will be funded by an insurance company beginning January 1, 2025 for the lifetime of certain retirees and their eligible dependents. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $187 million of plan assets and liabilities to an insurer and recognized a $14 million net settlement gain related to the acceleration of existing unrecognized gains.
6 Transfers represent $523 million of surplus international plan assets transferred from pension trusts to general assets of the Company.

Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2024	2023	2024	2023
Other noncurrent assets	$1,219	$1,543	$—	$—
Accounts payable and accrued expenses	(68)	(67)	(6)	(4)
Other noncurrent liabilities	(761)	(760)	(110)	(117)
Net asset (liability) recognized	$390	$716	$(116)	$(121)
Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2024	2023
Projected benefit obligation	$4,902	$5,270
Fair value of plan assets	4,072	4,443
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2024	2023
Accumulated benefit obligation	$4,882	$5,165
Fair value of plan assets	4,072	4,379
All of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets.
Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2024	2023	2024	2023
Cash and cash equivalents	$160	$203	$419	$172
Equity securities:
U.S.-based companies	469	457	582	721
International-based companies	248	208	455	713
Fixed-income securities:
Government bonds	626	848	383	538
Corporate bonds and debt securities	442	426	104	153
Mutual, pooled and commingled funds[1]	210	243	477	535
Hedge funds/limited partnerships	1,004	1,038	19	19
Real estate	341	367	—	9
Derivative financial instruments	—	—	(63)	33
Other	261	266	298	311
Total pension plan assets[2]	$3,761	$4,056	$2,674	$3,204
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

Investment Strategy for U.S. Pension Plan
The Company utilizes the services of investment managers to actively manage the assets of our U.S. qualified pension plan. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. pension plan assets is based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 21% equity securities, 47% fixed-income securities and 32% alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:
(1)optimize the long-term return on plan assets at an acceptable level of risk;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)maintain careful control of the risk level within each asset class.
The investment guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2024, no investment manager was responsible for more than 24% of total U.S. pension plan assets.
Our target allocation of 21% equity securities is primarily composed of public equities. Optimal returns are achieved through security selection as well as country and sector diversification. As of December 31, 2024, investments in our common stock accounted for 9% of total equity securities and 4% of total U.S. pension plan assets. Our investments in public equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets.
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
Our target allocation for alternative investments is 32%. These alternative investments include hedge funds, reinsurance, private equity limited partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
The long-term target allocation for 64% of our international subsidiaries’ pension plan assets, primarily certain of our European and Canadian plans, is 58% equity securities, 29% fixed-income securities and 13% other investments. The actual allocation for the remaining 36% of the Company’s international subsidiaries’ pension plan assets consisted of 39% mutual, pooled and commingled funds; 24% fixed-income securities; 1% equity securities; and 36% other investments as of December 31, 2024. The investment strategies for our international subsidiaries’ pension plans vary greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans				Other Postretirement Benefit Plans
Year Ended December 31,	2024	2023		2022	2024		2023		2022
Service cost	$105	$94		$93	$3		$4		$7
Interest cost	306	322		232	17		27		17
Expected return on plan assets[1]	(469)	(475)		(558)	(7)		(14)		(16)
Amortization of prior service cost (credit)	1	1		—	(3)		(3)		(3)
Amortization of net actuarial loss (gain)[2]	103	96		109	(4)		(5)		—
Settlement loss (gain)	(2)	81	[3]	(1)	(19)	[4]	(14)	[5]	—
Curtailment loss (gain)	(1)	—		(1)	—		—		—
Special termination benefits	1	1		1	—		—		—
Other	1	—		1	—		—		—
Net periodic benefit cost (income)	$45	$120		$(124)	$(13)		$(5)		$5
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
3Settlements primarily related to the U.S. qualified pension plan, which was amended in 2023 to provide lump sum payment options to all former employees. The U.S. qualified pension plan made $259 million of lump sum payments in 2023, causing a plan settlement, which resulted in recognition of a $76 million settlement loss related to the acceleration of existing unrecognized losses.
4In 2024, the Company settled its U.S. other postretirement benefit obligations such that core life insurance benefits will be funded by an insurance company beginning September 11, 2024 for the lifetime of certain retirees. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $92 million of plan assets and liabilities to an insurer and recognized a $19 million net settlement gain related to the acceleration of existing unrecognized gains.
5In 2023, the Company settled its U.S. post-65 other postretirement benefit obligations such that retiree reimbursement accounts will be funded by an insurance company beginning January 1, 2025 for the lifetime of certain retirees and their eligible dependents. The transaction resulted in no change to underlying benefits or plan administration, but only to the future financing of the benefits. Pursuant to the settlement, the Company transferred $187 million of plan assets and liabilities to an insurer and recognized a $14 million net settlement gain related to the acceleration of existing unrecognized gains.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.
Impact on Accumulated Other Comprehensive Income
The following table sets forth the pretax changes in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
Year Ended December 31,	2024	2023	2024	2023
Balance in AOCI at beginning of year	$(1,906)	$(1,755)	$61	$95
Recognized prior service cost (credit)	1	1	(3)	(3)
Recognized net actuarial loss (gain)	100	177	(23)	(19)
Prior service credit (cost) occurring during the year	2	—	—	(1)
Net actuarial gain (loss) occurring during the year	90	(313)	(12)	(12)
Divestitures	(6)	—	—	—
Net foreign currency translation adjustments	25	(16)	(2)	1
Balance in AOCI at end of year	$(1,694)	$(1,906)	$21	$61

The following table sets forth the pretax amounts in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2024	2023	2024	2023
Prior service credit (cost)	$(14)	$(17)	$15	$20
Net actuarial gain (loss)	(1,680)	(1,889)	6	41
Balance in AOCI at end of year	$(1,694)	$(1,906)	$21	$61
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2024	2023	2024	2023
Discount rate	5.50%	5.00%	6.75%	6.25%
Interest crediting rate	4.25%	3.75%	N/A	N/A
Rate of increase in compensation levels	4.00%	4.00%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost or income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.50%	3.00%	6.25%	6.00%	3.25%
Interest crediting rate	3.75%	4.00%	3.00%	N/A	N/A	N/A
Rate of increase in compensation levels	4.00%	3.75%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	6.75%	7.00%	4.50%	3.75%	4.00%
The discount rate assumption used to account for pension and other postretirement benefit plans reflects the rate at which the benefit obligations could be effectively settled. The discount rate for U.S. and certain non-U.S. plans is determined using a yield curve, developed from high-quality debt securities. Plan obligations are determined by applying projected cash flows to the individual spot rates from the yield curve. The disclosed discount rate is the rate that would produce the same obligation as the applicable yield curve. For other non-U.S. plans, we base the discount rate assumption on comparable indices within each of the countries. The Company measures the service cost and interest cost components of net periodic benefit cost or income for pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans’ projected benefit cash flows, or for other non-U.S. plans referenced above, this is measured using the discount rate derived from appropriate indices. The rate of compensation increase assumption is determined by the Company based upon annual reviews.
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
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the expected long-term rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2024 net periodic benefit income for the U.S. pension plans was 6.75%. As of December 31, 2024, the 5-year, 10-year and 15-year annualized return for the U.S. pension plan assets was 3.7%, 5.5% and 7.1%, respectively. The annualized return since inception was 9.7%.
The weighted-average assumptions for health care cost trend rates were as follows:

December 31,	2024	2023
Health care cost trend rate assumed for next year	9.00%	8.50%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	8.25%	6.00%
Year that the trend rate reaches the ultimate trend rate	2029	2029

We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions. The Company’s U.S. postretirement health care benefits are primarily provided through plans with either a capped Company cost or a defined-dollar benefit. This limits the effects of health care inflation on the Company.
Cash Flows
The expected benefit payments for our pension and other postretirement benefit plans for the 10 years succeeding December 31, 2024 are as follows (in millions):

	2025	2026	2027	2028	2029	2030-2034
Benefit payments for pension plans	$567	$552	$568	$587	$525	$2,372
Benefit payments for other postretirement benefit plans	21	19	18	16	15	70
Total	$588	$571	$586	$603	$540	$2,442
The Company anticipates making contributions of approximately $30 million to our pension trusts in 2025, all of which will be allocated to our international plans. These contributions are made in accordance with local laws and tax regulations.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants’ contributions up to a maximum of 3.5% of compensation, subject to an IRS limit on compensation. The Company’s expense for the U.S. plans totaled $52 million, $44 million and $45 million in 2024, 2023 and 2022, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company’s expense for these plans totaled $85 million, $82 million and $79 million in 2024, 2023 and 2022, respectively.
NOTE 15: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2024	2023	2022
United States	$3,757	$2,766	$3,452
International	9,329	10,186	8,234
Total	$13,086	$12,952	$11,686
Income taxes consisted of the following (in millions):

	United States	State and Local	International	Total
2024
Current	$324	$143	$1,981	$2,448
Deferred	(254)	(134)	377	(11)
2023
Current	$83	$129	$2,039	$2,251
Deferred	(135)	(78)	211	(2)
2022
Current	$468	$118	$1,651	$2,237
Deferred	(121)	(4)	3	(122)
We made income tax payments of $3,262 million, $2,580 million and $2,403 million in 2024, 2023 and 2022, respectively, which included $964 million, $723 million and $385 million, respectively, of the one-time transition tax required by the Tax Reform Act. The 2024 amount does not include $6.0 billion paid in relation to invoices the IRS issued for the 2007 through 2009 tax years resulting from the Tax Court’s decision. Refer to Note 12.
In 2024, the Company invested $226 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During 2024, the Company received tax credits and other income tax benefits of $323 million and recognized amortization expense of $308 million related to these investments. The amount of non-income tax-related activity and other returns related to these investments was not material during 2024. As of December 31, 2024, the carrying value of these investments was $41 million. The Company expects to fulfill $123 million of unfunded commitments related to these investments in the first quarter of 2025.

Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2025 to 2036. We anticipate that we will be able to extend or renew the grants in these locations. The decision of whether we decide to pursue the renewal of these grants and the impact of the grants going forward is dependent on various factors. Tax incentive grants favorably impacted our income tax expense by $346 million, $332 million and $406 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2024		2023		2022
Statutory U.S. federal tax rate	21.0%		21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		1.1		1.4
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.0	[1]	(0.3)		(0.6)
Equity income or loss	(2.6)		(2.1)		(2.7)
Excess tax benefits on stock-based compensation	(0.5)		(0.3)		(0.7)
Other — net	(1.4)		(2.0)	[2]	(0.3)
Effective tax rate	18.6%		17.4%		18.1%
1Includes net tax expense of $161 million (or a 1.2% impact on our effective tax rate) related to agreed-upon tax issues with certain foreign jurisdictions.
2Includes a net tax benefit of $118 million (or a 0.9% impact on our effective tax rate) related to domestic provision to return adjustments, as well as for various discrete tax items. Also includes a tax benefit of $88 million (or a 0.7% impact on our effective tax rate) associated with the change in the Company’s indefinite reinvestment assertion for our Philippines and Bangladesh bottling operations.
As of December 31, 2024, we have not recorded incremental income taxes for additional outside basis differences of $9.3 billion in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any additional outside basis differences in these entities is not practicable.
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
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company strongly disagrees with the Opinions and intends to vigorously defend its positions. Refer to Note 12.

As of December 31, 2024, the gross amount of unrecognized tax benefits was $880 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $607 million, exclusive of any benefits related to interest and penalties. The remaining $273 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2024	2023	2022
Balance of unrecognized tax benefits at beginning of year	$929	$926	$906
Increase related to prior period tax positions	33	2	6
Decrease related to prior period tax positions	(52)	(25)	—
Increase related to current period tax positions	30	32	38
Decrease related to settlements with taxing authorities	(57)	—	(2)
Decrease due to lapse of the applicable statute of limitations	—	(2)	—
Effect of foreign currency translation	(3)	(4)	(22)
Balance of unrecognized tax benefits at end of year	$880	$929	$926
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $631 million, $544 million and $496 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2024, 2023 and 2022, respectively. Of these amounts, expense of $87 million, $48 million and $43 million was recognized in 2024, 2023 and 2022, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect any changes will have a significant impact on our consolidated statement of income or consolidated balance sheet. These changes may be the result of settlements of ongoing audits, statutes of limitations expiring or final settlements in transfer pricing matters that are the subject of litigation. Currently, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2024		2023
Deferred tax assets:
Property, plant and equipment	$23		$25
Goodwill and intangible assets	1,133		1,414
Equity method investments (including net foreign currency translation adjustments)	503		239
Derivative financial instruments	332		156
Other liabilities	2,650		1,709
Benefit plans	483		554
Net operating loss, and other carryforwards	874		357
Other	325		361
Gross deferred tax assets	6,323		4,815
Valuation allowances	(485)		(396)
Total deferred tax assets	$5,838		$4,419
Deferred tax liabilities:
Property, plant and equipment	$(777)		$(748)
Goodwill and intangible assets	(1,750)		(1,917)
Equity method investments (including net foreign currency translation adjustments)	(1,649)		(1,633)
Derivative financial instruments	(877)		(282)
Other liabilities	(443)		(330)
Benefit plans	(441)		(428)
Other	(1,051)	[1]	(159)
Total deferred tax liabilities	$(6,988)		$(5,497)
Net deferred tax assets (liabilities)	$(1,150)		$(1,078)
1Includes deferred tax associated with timing differences related to the IRS Tax Litigation Deposit. Refer to Note 12.
As of December 31, 2024, we had $1,583 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $327 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years. In addition, we had $2,253 million of Internal Revenue Code 163(j) interest carryforwards, which will carryforward indefinitely. As of December 31, 2024, we also had foreign tax credit carryforwards of $99 million, which must be utilized within the next ten years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2024	2023	2022
Balance at beginning of year	$396	$424	$401
Additions	141	28	47
Deductions	(52)	(56)	(24)
Balance at end of year	$485	$396	$424
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
In 2024, the Company recognized a net increase of $89 million in its valuation allowances, primarily due to significant negative evidence on the utilization of excess foreign tax credits. The increase was partially offset by decreases in the deferred tax assets and related valuation allowances on a certain equity method investment and the changes in net operating losses in the normal course of business.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2024	2023
Net foreign currency translation adjustments	$(15,610)	$(12,726)
Accumulated net gains (losses) on derivatives	116	(154)
Unrealized net gains (losses) on available-for-sale debt securities	(64)	(1)
Adjustments to pension and other postretirement benefit liabilities	(1,285)	(1,394)
Accumulated other comprehensive income (loss)	$(16,843)	$(14,275)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2024
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$10,631	$18	$10,649
Other comprehensive income:
Net foreign currency translation adjustments	(2,884)	(9)	(2,893)
Net gains (losses) on derivatives[1]	270	—	270
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(63)	—	(63)
Net change in pension and other postretirement benefit liabilities[3]	109	—	109
Total comprehensive income	$8,063	$9	$8,072
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2024
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(2,427)	$263	$(2,164)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,455)	—	(1,455)
Gains (losses) on net investment hedges arising during the year[1]	844	(212)	632
Net foreign currency translation adjustments	$(2,935)	$51	$(2,884)
Derivatives:
Gains (losses) arising during the year	$405	$(98)	$307
Reclassification adjustments recognized in net income	(50)	13	(37)
Net gains (losses) on derivatives[1]	$355	$(85)	$270
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(93)	$31	$(62)
Reclassification adjustments recognized in net income	(2)	1	(1)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(95)	$32	$(63)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$83	$(25)	$58
Reclassification adjustments recognized in net income	69	(18)	51
Net change in pension and other postretirement benefit liabilities[3]	$152	$(43)	$109
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,523)	$(45)	$(2,568)

2023
Foreign currency translation adjustments:
Translation adjustments arising during the year	$366	$(131)	$235
Reclassification adjustments recognized in net income	223	—	223
Gains (losses) on intra-entity transactions that are of a long-term investment nature	712	—	712
Gains (losses) on net investment hedges arising during the year[1]	(382)	95	(287)
Net foreign currency translation adjustments	$919	$(36)	$883
Derivatives:
Gains (losses) arising during the year	$(194)	$23	$(171)
Reclassification adjustments recognized in net income	(10)	3	(7)
Net gains (losses) on derivatives[1]	$(204)	$26	$(178)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$28	$(10)	$18
Reclassification adjustments recognized in net income	7	(1)	6
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$35	$(11)	$24
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(314)	$80	$(234)
Reclassification adjustments recognized in net income	157	(32)	125
Net change in pension and other postretirement benefit liabilities[3]	$(157)	$48	$(109)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$593	$27	$620

	Before-Tax Amount	Income Tax	After-Tax Amount
2022
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(125)	$(226)	$(351)
Reclassification adjustments recognized in net income	200	—	200
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,419)	—	(1,419)
Gains (losses) on net investment hedges arising during the year[1]	741	(185)	556
Net foreign currency translation adjustments	$(603)	$(411)	$(1,014)
Derivatives:
Gains (losses) arising during the year	$165	$(40)	$125
Reclassification adjustments recognized in net income	(161)	40	(121)
Net gains (losses) on derivatives[1]	$4	$—	$4
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(69)	$4	$(65)
Reclassification adjustments recognized in net income	131	(29)	102
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$62	$(25)	$37
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$420	$(90)	$330
Reclassification adjustments recognized in net income	104	(26)	78
Net change in pension and other postretirement benefit liabilities[3]	$524	$(116)	$408
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(13)	$(552)	$(565)
1Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
3Refer to Note 14 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following table presents the reclassifications from AOCI into income recorded during the year ended December 31, 2024 (in millions):

Description of AOCI Component	Financial Statement Line Item Impacted	Amount Reclassified from AOCI
Foreign currency translation adjustments:
Divestitures[1]	Other income (loss) — net	$103
	Income before income taxes	103
	Income taxes	—
	Consolidated net income	$103
Derivatives:
Foreign currency contracts	Net operating revenues	$(84)
Foreign currency and commodity contracts	Cost of goods sold	(17)
Foreign currency and interest rate contracts	Interest expense	6
Foreign currency contracts	Other income (loss) — net	45
	Income before income taxes	(50)
	Income taxes	13
	Consolidated net income	$(37)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$(2)
	Income before income taxes	(2)
	Income taxes	1
	Consolidated net income	$(1)
Pension and other postretirement benefit liabilities:
Divestitures[2]	Other income (loss) — net	$(6)
Settlement loss (gain)	Other income (loss) — net	(21)
Curtailment loss (gain)	Other income (loss) — net	(1)
Amortization of net actuarial loss (gain)	Other income (loss) — net	99
Amortization of prior service cost (credit)	Other income (loss) — net	(2)
	Income before income taxes	69
	Income taxes	(18)
	Consolidated net income	$51
1 Related to the refranchising of our bottling operations in the Philippines and Bangladesh and the sale of our ownership interest in an equity method investee in Thailand. Refer to Note 2.
2 Primarily related to the refranchising of our bottling operations in the Philippines and Bangladesh. Refer to Note 2.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3		Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,790	$137	$13		$94	$—		$2,034
Debt securities[1]	—	1,676	—		—	—		1,676
Derivatives[2]	2	587	—		—	(370)	[6]	219	[8]
Total assets	$1,792	$2,400	$13		$94	$(370)		$3,929
Liabilities:
Contingent consideration liability	$—	$—	$6,126	[5]	$—	$—		$6,126
Derivatives[2]	—	1,119	—		—	(1,097)	[7]	22	[8]
Total liabilities	$—	$1,119	$6,126		$—	$(1,097)		$6,148
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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife in 2020, which is contingent on fairlife achieving certain financial targets through 2024 and is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using discounted cash flow analyses. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made.
6The Company is obligated to return $12 million in cash collateral it has netted against its derivative position.
7The Company has the right to reclaim $735 million in cash collateral it has netted against its derivative position.
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $102 million in the line item prepaid expenses and other current assets, $117 million in the line item other noncurrent assets, and $22 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivatives portfolio.

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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife, which is contingent on fairlife achieving certain financial targets through 2024 and, if achieved, is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using a Monte Carlo valuation model. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made. The Company made a milestone payment of $275 million during 2023.
6The Company is obligated to return $4 million in cash collateral it had netted against its derivative position.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the years ended December 31, 2024 and 2023.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2024 and 2023.

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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2024		2023
Impairment of property, plant and equipment	$(63)	[1]	$(46)	[4]
Other-than-temporary impairment charges	(34)	[2]	(39)	[5]
Impairment of intangible assets	(886)	[3]	—
Total	$(983)		$(85)
1The Company recorded an asset impairment charge of $63 million during the year ended December 31, 2024 related to certain prototypes. This impairment charge, which was calculated based on Level 3 inputs, was driven by management’s strategic decision to cease use of the assets. This charge was recorded in the line item selling, general and administrative expenses in our consolidated statement of income.
2The Company recorded an other-than-temporary impairment charge of $34 million during the year ended December 31, 2024 related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
3The Company recorded an asset impairment charge of $760 million during the year ended December 31, 2024 related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million. Additionally, the Company recorded an asset impairment charge of $126 million related to a trademark in Latin America, which was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $86 million.
4The Company recorded an asset impairment charge of $25 million during the year ended December 31, 2023 related to the discontinuation of certain manufacturing operations in Asia Pacific. Additionally, the Company recorded an asset impairment charge of $21 million during the year ended December 31, 2023 related to the restructuring of our manufacturing operations in the United States. These charges, which were calculated based on Level 3 inputs, were primarily driven by management’s best estimate of the potential proceeds from the disposal of the related assets.
5The Company recorded an other-than-temporary impairment charge of $39 million during the year ended December 31, 2023 related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.
Fair Value Measurements for Pension Plan Assets
The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheet but is also applied to certain other assets that impact our consolidated financial statements. For example, our Company sponsors a number of pension plans. Assets contributed to these plans by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, our consolidated financial statements are impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company’s future net periodic benefit cost or income as well as amounts recognized in our consolidated balance sheet. Refer to Note 14. The Company uses the fair value hierarchy to measure the fair value of assets held by our pension plans.

The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2024								December 31, 2023
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2		Level 3		Other	[1]	Total
Cash and cash equivalents	$203	$376		$—		$—		$579	$163	$212		$—		$—		$375
Equity securities:
U.S.-based companies	1,022	1		28		—		1,051	1,148	—		30		—		1,178
International-based companies	691	10		2		—		703	904	15		2		—		921
Fixed-income securities:
Government bonds	79	930		—		—		1,009	107	1,279		—		—		1,386
Corporate bonds and debt securities	—	529		17		—		546	—	552		27		—		579
Mutual, pooled and commingled funds	24	277		—		386	[4]	687	12	257		—		509	[8]	778
Hedge funds/limited partnerships	—	—		—		1,023	[5]	1,023	—	—		—		1,057	[5]	1,057
Real estate	—	—		—		341	[6]	341	—	—		—		376	[6]	376
Derivative financial instruments	—	(63)	[2]	—		—		(63)	—	33	[2]	—		—		33
Other	—	—		311	[3]	248	[7]	559	—	—		323	[3]	254	[7]	577
Total	$2,019	$2,060		$358		$1,998		$6,435	$2,334	$2,348		$382		$2,196		$7,260
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
4This class of assets primarily includes a mortgage-related fixed income securities fund, alternative investment funds and collective trust funds for qualified plans. There are no liquidity restrictions on these investments.
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
6This class of assets includes funds invested in real estate, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation and can be subject to quarterly redemption restrictions, with a redemption notice period of up to 90 days.
7Primarily includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semiannual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.
8This class of assets includes actively managed emerging markets equity funds and a collective trust fund for qualified plans, invested primarily in equity securities of companies in developing and emerging markets. There are no liquidity restrictions on these investments.

The following table provides a reconciliation of the beginning and ending balance of our Level 3 pension plan assets (in millions):

	Equity Securities	Fixed-Income Securities	Other[1]	Total
2023
Balance at beginning of year	$27	$30	$300	$357
Actual return on plan assets	1	(2)	8	7
Purchases, sales and settlements — net	—	(1)	7	6
Transfers into (out of) Level 3 — net	4	—	—	4
Net foreign currency translation adjustments	—	—	8	8
Balance at end of year	$32	$27	$323	$382
2024
Balance at beginning of year	$32	$27	$323	$382
Actual return on plan assets	1	2	8	11
Purchases, sales and settlements — net	(3)	(12)	(2)	(17)
Net foreign currency translation adjustments	—	—	(18)	(18)
Balance at end of year	$30	$17	$311	$358
1Includes purchased annuity insurance contracts.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $43,023 million and $38,052 million, respectively. As of December 31, 2023, the carrying value and fair value of our long-term debt, including the current portion, were $37,507 million and $33,445 million, respectively.
NOTE 18: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2024, the Company recorded other operating charges of $4,163 million. These charges consisted of $3,109 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark, $133 million related to the Company’s productivity and reinvestment program and $126 million related to the impairment of a trademark in Latin America. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the acquisition of BA Sports Nutrition, LLC (“BodyArmor”) in 2021, $13 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
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

Refer to Note 2 for additional information on the refranchising of our bottling operations and the sale of a portion of our interest in Coke Consolidated. Refer to Note 12 for additional information related to the tax litigation. Refer to Note 17 for additional information on fairlife and the impairment charges. Refer to Note 19 for additional information on the Company’s restructuring initiatives. Refer to Note 20 for the impact these charges had on our operating segments and Corporate.
Other Nonoperating Items
Equity Income (Loss) — Net
The Company recorded net charges of $92 million, $159 million and $34 million in equity income (loss) — net during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During 2024, the Company recognized a net gain of $595 million related to the refranchising of our bottling operations in the Philippines, including the impact of post-closing adjustments, and recognized a net gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand, including the impact of post-closing adjustments. The Company also recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $303 million related to the refranchising of our bottling operations in certain territories in India, including the impact of post-closing adjustments, and a net gain of $290 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. These gains were partially offset by an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America.
During 2023, the Company recognized a net gain of $439 million related to the refranchising of our bottling operations in Vietnam, a net gain of $289 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $94 million related to the sale of our ownership interests in our equity method investees in Pakistan and Indonesia. Additionally, the Company recorded charges of $67 million due to pension and other postretirement benefit plan settlement losses, an other-than-temporary impairment charge of $39 million related to an equity method investee in Latin America and charges of $32 million related to the restructuring of our manufacturing operations in the United States.
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
Refer to Note 2 for additional information on our divestitures. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on pension and other postretirement benefit plan activity. Refer to Note 17 for additional information on the restructuring of our manufacturing operations in the United States and the impairment charges.
NOTE 19: RESTRUCTURING
North America Operating Unit Restructuring
In November 2022, the Company announced a restructuring program for our North America operating unit designed to better align its operating structure with its customers and bottlers. The evolved operating structure will bring together all bottler-related components (franchise leadership, commercial leadership, digital, governance and technical innovation) and will help streamline how we work. The Company incurred pretax expenses of $27 million and $38 million during the years ended December 31, 2023 and 2022, respectively, related to this restructuring program. These expenses were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 20 for the impact these charges had on our operating segments and Corporate. This restructuring program was substantially complete as of December 31, 2023, and remaining accrued amounts were paid in 2024.

Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program was expanded multiple times, with the last expansion occurring in April 2017. While most of the initiatives included in this program were substantially completed by the end of 2024, certain initiatives, which are primarily designed to further simplify and standardize our organization, have been delayed and will be completed during 2025.
The Company has incurred total pretax expenses of $4,426 million related to our productivity and reinvestment program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income. Refer to Note 20 for the impact these charges had on our operating segments and Corporate. Outside services reported in the table below primarily include costs associated with outplacement and consulting activities. Other direct costs reported in the table below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services	Other Direct Costs	Total
2022
Accrued balance at beginning of year	$12	$—	$5	$17
Costs incurred	(4)	81	8	85
Payments	(2)	(81)	(11)	(94)
Noncash and exchange	(2)	—	—	(2)
Accrued balance at end of year	$4	$—	$2	$6
2023
Accrued balance at beginning of year	$4	$—	$2	$6
Costs incurred	(1)	131	34	164
Payments	—	(124)	(42)	(166)
Noncash and exchange	—	(7)	6	(1)
Accrued balance at end of year	$3	$—	$—	$3
2024
Accrued balance at beginning of year	$3	$—	$—	$3
Costs incurred	—	60	73	133
Payments	(3)	(60)	(72)	(135)
Accrued balance at end of year	$—	$—	$1	$1
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

The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2024	2023	2022
Concentrate operations	59%	58%	56%
Finished product operations	41	42	44
Total	100%	100%	100%
Chief Operating Decision Maker and Method of Determining Segment Income or Loss
Our Company’s chief operating decision maker (“CODM”) is the Chairman of the Board of Directors and Chief Executive Officer. The CODM evaluates operating segment performance based primarily on net operating revenues and operating income (loss) to make strategic operating and resource allocation decisions for the Company. Segment operating income is calculated on a consistent basis as our consolidated operating income. The type of decisions made at this level include, but are not limited to, annual business plan targets and allocation of capital expenditures, which are aligned with our long-term growth objectives. Our Company manages income taxes and certain treasury-related items, such as interest income and interest expense, on a global basis within Corporate. Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our CODM.
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2024	2023	2022
United States	$18,362	$16,550	$15,413
International	28,699	29,204	27,591
Net operating revenues	$47,061	$45,754	$43,004
The following table provides information related to our property, plant and equipment — net (in millions):

December 31,	2024	2023
United States	$4,364	$3,682
International	5,939	5,554
Property, plant and equipment — net[1]	$10,303	$9,236
1Property, plant and equipment — net in India represented 13% and 12% of consolidated property, plant and equipment — net as of December 31, 2024 and 2023, respectively.

Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Year Ended December 31, 2024
Net operating revenues:
Third party	$7,442	$6,459	$18,640	$5,079	$3,129	$6,215	$97	$—	$47,061
Intersegment	680	—	9	467	—	8	—	(1,164)	—
Total net operating revenues	8,122	6,459	18,649	5,546	3,129	6,223	97	(1,164)	47,061
Cost of goods sold	1,763	1,099	9,595	1,665	1,368	4,251	(253)	(1,164)	18,324
Selling, general and administrative expenses	2,234	1,454	3,958	1,733	1,402	1,476	2,325	—	14,582
Other operating charges	—	126	760	—	—	—	3,277	—	4,163
Operating income (loss)	$4,125	$3,780	$4,336	$2,148	$359	$496	$(5,252)	$—	$9,992
Interest income									988
Interest expense									1,656
Equity income (loss) — net									1,770
Other income (loss) — net									1,992
Income before income taxes									$13,086

Other segment information:
Capital expenditures	$18	$1	$602	$18	$204	$734	$487	$—	$2,064
Depreciation and amortization	57	29	325	45	124	319	176	—	1,075

Year Ended December 31, 2023
Net operating revenues:
Third party	$7,392	$5,830	$16,766	$4,724	$3,064	$7,852	$126	$—	$45,754
Intersegment	686	—	8	731	—	8	—	(1,433)	—
Total net operating revenues	8,078	5,830	16,774	5,455	3,064	7,860	126	(1,433)	45,754
Cost of goods sold	1,645	1,040	8,791	1,600	1,394	5,615	(132)	(1,433)	18,520
Selling, general and administrative expenses	2,231	1,358	3,522	1,780	1,341	1,667	2,073	—	13,972
Other operating charges	—	—	26	35	—	—	1,890	—	1,951
Operating income (loss)	$4,202	$3,432	$4,435	$2,040	$329	$578	$(3,705)	$—	$11,311
Interest income									907
Interest expense									1,527
Equity income (loss) — net									1,691
Other income (loss) — net									570
Income before income taxes									$12,952

Other segment information:
Capital expenditures	$43	$1	$412	$23	$192	$843	$338	$—	$1,852
Depreciation and amortization	59	48	310	50	128	389	144	—	1,128

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Global Ventures	Bottling Investments	Corporate	Eliminations	Consolidated
Year Ended December 31, 2022
Net operating revenues:
Third party	$6,896	$4,910	$15,667	$4,711	$2,843	$7,883	$94	$—	$43,004
Intersegment	627	—	7	734	—	8	—	(1,376)	—
Total net operating revenues	7,523	4,910	15,674	5,445	2,843	7,891	94	(1,376)	43,004
Cost of goods sold	1,502	872	8,697	1,406	1,334	5,664	(99)	(1,376)	18,000
Selling, general and administrative expenses	2,070	1,168	3,216	1,679	1,324	1,740	1,683	—	12,880
Other operating charges	(7)	—	19	57	—	—	1,146	—	1,215
Operating income (loss)	$3,958	$2,870	$3,742	$2,303	$185	$487	$(2,636)	$—	$10,909
Interest income									449
Interest expense									882
Equity income (loss) — net									1,472
Other income (loss) — net									(262)
Income before income taxes									$11,686

Other segment information:
Capital expenditures	$50	$4	$280	$22	$179	$697	$252	$—	$1,484
Depreciation and amortization	63	39	330	58	140	435	195	—	1,260
During 2024, 2023 and 2022, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
In 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $3,109 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 17.
•Operating income (loss) was reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 18.
•Operating income (loss) was reduced by $133 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 19.
•Operating income (loss) was reduced by $126 million for Latin America due to the impairment of a trademark. Refer to Note 17.
•Operating income (loss) was reduced by $19 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) was reduced by $15 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 18.
•Operating income (loss) was reduced by $13 million for Corporate due to a payment under an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations.
•Operating income (loss) was reduced by $7 million for Corporate due to transaction costs related to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
In 2023, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $1,702 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 17.
•Operating income (loss) was reduced by $165 million for Corporate due to the Company’s productivity and reinvestment program. Operating income (loss) was increased by $1 million for North America due to the refinement of previously established accruals related to the Company’s productivity and reinvestment program. Refer to Note 19.
•Operating income (loss) was reduced by $35 million for Asia Pacific due to the discontinuation of certain manufacturing operations.

•Operating income (loss) was reduced by $27 million for North America due to the restructuring of our North America operating unit. Refer to Note 19.
•Operating income (loss) was reduced by $18 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) was reduced by $15 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 18.
•Operating income (loss) was reduced by $8 million for Corporate related to tax litigation expense. Refer to Note 12.
In 2022, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was increased by $7 million for Europe, Middle East and Africa and was reduced by $1 million for Corporate due to revisions of management’s estimates related to the Company’s strategic realignment initiatives.
•Operating income (loss) was reduced by $1,000 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
•Operating income (loss) was reduced by $85 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 19.
•Operating income (loss) was reduced by $59 million for Corporate and was increased by $21 million for North America related to our acquisition of BodyArmor. Refer to Note 18.
•Operating income (loss) was reduced by $57 million for Asia Pacific due to the impairment of a trademark.
•Operating income (loss) was reduced by $38 million for North America due to the restructuring of our North America operating unit. Refer to Note 19.
•Operating income (loss) was reduced by $33 million for North America due to the restructuring of our manufacturing operations in the United States.
NOTE 21: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2024	2023	2022
(Increase) decrease in trade accounts receivable	$(295)	$(2)	$(69)
(Increase) decrease in inventories[1]	(520)	(597)	(960)
(Increase) decrease in prepaid expenses and other current assets and other noncurrent assets[2]	(5,667)	(323)	225
Increase (decrease) in accounts payable and accrued expenses	1,134	841	759
Increase (decrease) in accrued income taxes	(823)	(578)	(360)
Increase (decrease) in other noncurrent liabilities	(63)	(187)	(200)
Net change in operating assets and liabilities	$(6,234)	$(846)	$(605)
1The increase in inventories in 2022 was primarily due to improved business performance, higher costs and the buildup of inventory to manage potential supply chain disruptions.
2The increase in prepaid expenses and other current assets and other noncurrent assets in 2024 was primarily due to the IRS Tax Litigation Deposit. Refer to Note 12.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of our Company’s Board of Directors. Ernst & Young LLP has audited and reported on the consolidated financial statements of The Coca-Cola Company and subsidiaries and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this report.
Audit Committee’s Responsibility
The Audit Committee of our Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Company’s 2025 Proxy Statement.

James Quincey	John Murphy
Chairman of the Board of Directors and Chief Executive Officer February 20, 2025	President and Chief Financial Officer February 20, 2025

Erin L. May
Senior Vice President, Controller and Chief Accounting Officer February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
As described in Note 12 and Note 15 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2024, the gross amount of unrecognized tax benefits was $880 million. As described in Note 12, on September 17, 2015 the Company received a Statutory Notice of Deficiency from the Internal Revenue Service (“IRS”) for the tax years 2007 through 2009 in the amount of $3.3 billion for the period. On November 18, 2020, the U.S. Tax Court issued an opinion predominantly siding with the IRS related to the Company’s transfer pricing between its U.S. parent company and certain of its foreign affiliates for tax years 2007 through 2009. On November 8, 2023, the U.S. Tax Court issued a supplemental opinion, siding with the IRS.
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2024. However, based on the required probability analysis and the accrual of interest through the current reporting period, the Company updated its tax reserve as of December 31, 2024 to $474 million.
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
Our audit procedures included, among others, evaluating the assumptions the Company used to assess its uncertain tax positions and related unrecognized tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the identification and measurement of uncertain tax positions. We evaluated evidence of management’s assessment of uncertain tax positions, including inquiries of tax counsel, inspection of technical memos, and written representations of management. We involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessments, including the assessments of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosures of uncertain tax positions included in Note 12 and Note 15.

Valuation of trademarks with indefinite lives and goodwill
Description of the Matter
Included in the Company’s consolidated financial statements are trademarks with indefinite lives and goodwill of $13.3 billion and $18.1 billion, respectively, as of December 31, 2024. As described in Note 1, management performs an annual impairment test of its indefinite-lived intangible assets, including trademarks with indefinite lives and goodwill. Each impairment test may be qualitative or quantitative. Management performs their annual impairment tests as of June 29, 2024, and more frequently if events or circumstances indicate that assets might be impaired. The Company recorded an asset impairment charge of $760 million during the year ended December 31, 2024 related to their BodyArmor trademark in North America.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s interim review of impairment indicators, interim impairment test, and annual impairment tests for trademarks with indefinite lives and reporting units with goodwill. For example, we tested management’s risk assessment process to determine whether to perform a quantitative or qualitative test, management’s control over the evaluation of interim impairment indicators, and management’s review controls over the valuation models and underlying assumptions used to develop such estimates. For impairment tests of reporting units with goodwill, we also tested controls over the determination of the carrying value of the reporting units.
We tested the trademarks with indefinite lives and reporting units with goodwill based on our risk assessments. Our audit procedures included, among others, comparing significant judgmental inputs to observable third party and industry sources, considering other observable market transactions, and evaluating the reasonableness of management’s projected financial information by comparing to third party industry projections, third party economic growth projections, and other internal and external data. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value of the trademarks with indefinite lives and reporting units with goodwill and assessed the historical accuracy of management’s estimates. In addition, we involved specialists to assist in our evaluation of certain significant assumptions used in the Company’s valuation model. We also assessed the Company’s related disclosures of its valuation of trademarks with indefinite lives and goodwill.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1921.
Atlanta, Georgia
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on Internal Control Over Financial Reporting
We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareowners’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2024 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, “Item 8. Financial Statements and Supplementary Data” in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Jennifer K. Mann, Executive Vice President and President, North America operating unit, adopted a Rule 10b5-1 trading arrangement on November 22, 2024 for the potential exercise of vested stock options and the associated sale of up to 80,820 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is November 1, 2025, or such earlier date upon which all transactions are completed.
This trading plan was adopted during an open trading window.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the fiscal year ended December 31, 2024. See Item X. in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets — December 31, 2024 and 2023
Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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

3.2	By-Laws of the Company, as amended and restated through October 19, 2023 — incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on October 20, 2023.
4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
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

10.1
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020.*

10.1.1
Annual Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the “1999 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the “2008 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the “1989 Restricted Stock Award Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4.1
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.2
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 2014 Equity Plan (the “2014 Equity Plan”), as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.1
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.2
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.7
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.8
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.9
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.10
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.11
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.12
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.13
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.17
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 10, 2020.*

10.5.18
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.19
Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.20
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.21
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.22
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 16, 2022 — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022.*

10.5.23
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.24
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.25
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.26
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.27
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.28
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.29
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.30
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.31
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.32
Supplemental Award Notification — 2022 and 2023 Performance Share Units under the 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2024.*

10.5.33
Supplemental Award Notification — 2022 and 2023 Restricted Stock Units under the 2014 Equity Plan — incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 21, 2024.*

10.6	The Coca-Cola Company 2024 Equity Plan (the “2024 Equity Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2024.*
10.6.1
Form of Performance Share Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.6.2
Form of Restricted Stock Unit Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.6.3
Form of Stock Option Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.7
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the “Supplemental Pension Plan”) — incorporated herein by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.7.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.7.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.7.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.7.4
Amendment Four to the Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.7.5
Amendment Five to the Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.6
Amendment Six to the Supplemental Pension Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.8.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7.7
Amendment Seven to the Supplemental Pension Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.7.8
Amendment Eight to the Supplemental Pension Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.7.9
Amendment Nine to the Supplemental Pension Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.6.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.8
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 17, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.8.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.2
Amendment Two to The Coca-Cola Company Supplemental 401(k) Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.8.3
Amendment Three to The Coca-Cola Company Supplemental 401(k) Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.8.4
Amendment Four to The Coca-Cola Company Supplemental 401(k) Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.9
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the “Supplemental Cash Balance Plan”) — incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.9.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.9.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.9.4
Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.11.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.9.5
Amendment Five to the Supplemental Cash Balance Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.9.6
Amendment Six to the Supplemental Cash Balance Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.9.7
Amendment Seven to the Supplemental Cash Balance Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.8.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.10
The Coca-Cola Company Directors’ Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.10.1
The Coca-Cola Company Directors’ Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.10.2
The Coca-Cola Company Directors’ Plan, amended and restated on October 17, 2019, effective January 1, 2020 — incorporated herein by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.11
Deferred Compensation Plan of the Company, as amended and restated January 1, 2024 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024.*

10.12
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.13
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the “Benefits Plan for Members of the Board of Directors”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.13.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

10.14
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2024 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.15
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

10.16	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 18, 2005.
10.17	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2008.*
10.17.1	Letter, dated April 27, 2017, from the Company to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.18
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 (the “TCCEC Overseas Retirement Plan”) — incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.*

10.18.1
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

10.18.3
Amendment Number Three to the TCCEC Overseas Retirement Plan, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.18.4
Amendment Number Four to the TCCEC Overseas Retirement Plan, dated November 18, 2014 — incorporated herein by reference to Exhibit 10.21.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.19
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective January 1, 2011 (the “TCCEC Thrift Plan”) — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.19.1
Amendment Number One to the TCCEC Thrift Plan, dated September 20, 2011 — incorporated herein by reference to Exhibit 10.35.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.19.2
Amendment Number Two to the TCCEC Thrift Plan, dated September 27, 2012 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2012.*

10.20
The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012 — incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.*

10.21	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*

10.21.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.21.2	Letter, dated July 21, 2022, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022.*
10.22	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 14, 2012.*
10.23	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014.*
10.23.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2017.*
10.23.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.24	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.25	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2015.*
10.25.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.26
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

10.27	Letter, dated October 19, 2016, from the Company to Barry Simpson — incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.27.1
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between The Coca-Cola Company and Barry Simpson, dated September 7, 2022 — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.28	Letter, dated October 26, 2016, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*
10.28.1	Letter, dated October 18, 2018, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.28.2	Letter, dated July 21, 2022, from the Company to John Murphy — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2022.*
10.29
Letter, dated March 22, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.29.1
Deferred Cash Agreement, dated December 7, 2016, between Servicios Integrados de Administracion y Alta Gerencia, Sociedad de Responsabilidad Limitada de Capital Variable and Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.47.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*

10.29.2
Letter, dated June 5, 2017, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.*

10.29.3
Letter, dated February 14, 2018, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.29.4
Letter, dated November 18, 2019, from the Company to Francisco Xavier Crespo Benitez — incorporated herein by reference to Exhibit 10.40.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.30
Letter, dated March 22, 2017, from the Company to Beatriz R. Perez — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.31
Letter, dated March 22, 2017, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.31.1
Letter, dated December 11, 2019, from the Company to Jennifer K. Mann — incorporated herein by reference to Exhibit 10.42.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.31.2
Letter, dated August 18, 2022, from the Company to Jennifer Mann — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.32
Letter, dated March 24, 2017, from the Company to Robert E. Long — incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.33	Letter, dated April 27, 2017, from the Company to Mark Randazza — incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
10.34	Letter, dated October 23, 2017, from the Company to James Dinkins — incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.*
10.34.1
Separation Agreement and Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and James Dinkins, dated August 20, 2020 — incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 24, 2020.*

10.35	Letter, dated October 17, 2018, from the Company to Manuel Arroyo — incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*
10.36
Letter, dated October 17, 2018, from the Company to Nikolaos Koumettis, as further supplemented by Letter, dated February 1, 2019 — incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.37	Letter, dated October 18, 2018, from the Company to Nancy Quan — incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.*
10.38	Letter, dated February 14, 2019, from the Company to Lisa Chang — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*
10.39
Letter, dated February 19, 2020, from the Company to Kathy Loveless — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.40
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

10.41
Letter, dated September 14, 2020, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2020.*

10.41.1
Letter, dated December 13, 2022, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.40.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.41.2	Letter, dated December 11, 2024, from the Company to Henrique Braun — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2024.*
10.42
Letter, dated April 23, 2021, from the Company to Monica Howard Douglas — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2021.*

10.43
Letter, dated December 14, 2022, from the Company to Bruno Pietracci — incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.44
Letter, dated April 1, 2023, from the Company to Erin “Ellie” May — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

10.44.1	Letter, dated May 1, 2024, from the Company to Erin “Ellie” May — incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2024.*
19	The Coca-Cola Company Global Insider Trading Compliance Policy.
21.1	List of subsidiaries of the Company as of December 31, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

97	The Coca-Cola Company Incentive Based Compensation Recoupment Policy — incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

101
The following financial information from The Coca-Cola Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)

By:	/s/ JAMES QUINCEY
James Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy President and Chief Financial Officer (Principal Financial Officer)

February 20, 2025	February 20, 2025

/s/ ERIN L. MAY
Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 20, 2025

*	*
Herb Allen Director	Christopher C. Davis Director

February 20, 2025	February 20, 2025

*	*
Bela Bajaria Director	Carolyn Everson Director

February 20, 2025	February 20, 2025

*	*
Ana Botín Director	Thomas S. Gayner Director

February 20, 2025	February 20, 2025

*	*
Maria Elena Lagomasino Director	Caroline J. Tsay Director

February 20, 2025	February 20, 2025

*	*
Amity Millhiser Director	David B. Weinberg Director

February 20, 2025	February 20, 2025

*By:	/s/ JENNIFER D. MANNING
Jennifer D. Manning Attorney-in-fact

February 20, 2025