Form 10-Q
period 2025-03-28
COCA COLA CO
filed 2025-05-01
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 29, 2025
$0.25 Par Value	4,304,266,738

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended
	March 28, 2025	March 29, 2024
Net Operating Revenues	$11,129	$11,300
Cost of goods sold	4,163	4,235
Gross Profit	6,966	7,065
Selling, general and administrative expenses	3,234	3,351
Other operating charges	73	1,573
Operating Income	3,659	2,141
Interest income	180	246
Interest expense	387	382
Equity income (loss) — net	351	354
Other income (loss) — net	254	1,513
Income Before Income Taxes	4,057	3,872
Income taxes	722	687
Consolidated Net Income	3,335	3,185
Less: Net income (loss) attributable to noncontrolling interests	5	8
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,330	$3,177
Basic Net Income Per Share[1]	$0.77	$0.74
Diluted Net Income Per Share[1]	$0.77	$0.74
Average Shares Outstanding — Basic	4,302	4,310
Effect of dilutive securities	11	12
Average Shares Outstanding — Diluted	4,313	4,322
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Consolidated Net Income	$3,335	$3,185
Other Comprehensive Income:
Net foreign currency translation adjustments	619	(303)
Net gains (losses) on derivatives	(257)	49
Net change in unrealized gains (losses) on available-for-sale debt securities	13	5
Net change in pension and other postretirement benefit liabilities	19	(4)
Total Comprehensive Income	3,729	2,932
Less: Comprehensive income (loss) attributable to noncontrolling interests	38	(16)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$3,691	$2,948
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	March 28, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$8,417	$10,828
Short-term investments	3,579	2,020
Total Cash, Cash Equivalents and Short-Term Investments	11,996	12,848
Marketable securities	1,791	1,723
Trade accounts receivable, less allowances of $509 and $506, respectively	4,091	3,569
Inventories	5,102	4,728
Prepaid expenses and other current assets	3,198	3,129
Total Current Assets	26,178	25,997
Equity method investments	18,369	18,087
Deferred income tax assets	1,311	1,319
Property, plant and equipment, less accumulated depreciation of $9,809 and $9,570, respectively	10,431	10,303
Trademarks with indefinite lives	13,425	13,301
Goodwill	18,333	18,139
Other noncurrent assets	13,669	13,403
Total Assets	$101,716	$100,549
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$16,499	$21,715
Loans and notes payable	5,418	1,499
Current maturities of long-term debt	163	648
Accrued income taxes	1,728	1,387
Total Current Liabilities	23,808	25,249
Long-term debt	43,530	42,375
Other noncurrent liabilities	4,313	4,084
Deferred income tax liabilities	2,311	2,469
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,873	19,801
Reinvested earnings	77,189	76,054
Accumulated other comprehensive income (loss)	(16,482)	(16,843)
Treasury stock, at cost — 2,736 and 2,738 shares, respectively	(56,138)	(55,916)
Equity Attributable to Shareowners of The Coca-Cola Company	26,202	24,856
Equity attributable to noncontrolling interests	1,552	1,516
Total Equity	27,754	26,372
Total Liabilities and Equity	$101,716	$100,549
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 28, 2025	March 29, 2024
Operating Activities
Consolidated net income	$3,335	$3,185
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	267	262
Stock-based compensation expense	63	68
Deferred income taxes	95	(173)
Equity (income) loss — net of dividends	(264)	(58)
Foreign currency adjustments	50	17
Significant (gains) losses — net	(331)	(1,401)
Other operating charges	—	1,532
Other items	104	(59)
Net change in operating assets and liabilities	(8,521)	(2,845)
Net Cash Provided by (Used in) Operating Activities	(5,202)	528
Investing Activities
Purchases of investments	(2,507)	(2,552)
Proceeds from disposals of investments	1,005	444
Acquisitions of businesses, equity method investments and nonmarketable securities	(42)	(8)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	748	2,893
Purchases of property, plant and equipment	(309)	(370)
Proceeds from disposals of property, plant and equipment	8	14
Collateral (paid) received associated with hedging activities — net	(15)	(105)
Other investing activities	45	14
Net Cash Provided by (Used in) Investing Activities	(1,067)	330
Financing Activities
Issuances of loans, notes payable and long-term debt	5,436	2,285
Payments of loans, notes payable and long-term debt	(1,599)	(1,366)
Issuances of stock	159	290
Purchases of stock for treasury	(370)	(702)
Dividends	(89)	(99)
Other financing activities	(105)	(2)
Net Cash Provided by (Used in) Financing Activities	3,432	406
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	163	(138)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(2,674)	1,126
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,488	9,692
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	8,814	10,818
Less: Restricted cash and restricted cash equivalents at end of period	397	375
Cash and Cash Equivalents at End of Period	$8,417	$10,443
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2024.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2025 and the first quarter of 2024 ended on March 28, 2025 and March 29, 2024, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	March 28, 2025	December 31, 2024
Cash and cash equivalents	$8,417	$10,828
Restricted cash and restricted cash equivalents	397	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,814	$11,488

	March 29, 2024	December 31, 2023
Cash and cash equivalents	$10,443	$9,366
Restricted cash and restricted cash equivalents	375	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,818	$9,692
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $42 million during the three months ended March 28, 2025, which included $30 million of investments in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments. Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $8 million during the three months ended March 29, 2024.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 28, 2025 totaled $748 million, which primarily related to the sale of a portion of our ownership interest in Coca-Cola Europacific Partners plc, an equity method investee (“CCEP”), for which we received cash proceeds of $741 million and recognized a net gain of $331 million.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the three months ended March 29, 2024 totaled $2,893 million. The Company refranchised its bottling operations in certain territories in India in January and February 2024, for which we received net cash proceeds of $476 million and recognized a net gain of $293 million. The Company refranchised its bottling operations in Bangladesh to Coca-Cola İçecek A.Ş., an equity method investee, in February 2024, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reversal of cumulative translation adjustments. During the three months ended March 28, 2025, the Company recognized an additional loss of $14 million related to post-closing adjustments and a corresponding reduction in the outstanding note receivable balance. Additionally, in February 2024, the Company refranchised its bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,656 million and recognized a net gain of $599 million. We also sold our ownership interest in an equity method investee in Thailand, for which we received net cash proceeds of $728 million and recognized a net gain of $516 million.
These gains and losses were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
As of March 28, 2025 and December 31, 2024, the Company’s bottling operations in certain territories in India met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell. As the fair values less any costs to sell exceeded the carrying values, the related assets and liabilities were recorded at their carrying values. These assets and liabilities were included in the Bottling Investments operating segment.
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale and were included in the line items prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our consolidated balance sheet (in millions):

	March 28, 2025	December 31, 2024
Inventories	$12	$23
Property, plant and equipment — net	107	108
Assets held for sale	$119	$131
Accounts payable and accrued expenses	$2	$2
Other noncurrent liabilities	—	1
Liabilities held for sale	$2	$3

NOTE 3: NET OPERATING REVENUES
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended March 28, 2025
Concentrate operations	$1,927	$5,256	$7,183
Finished product operations	2,326	1,620	3,946
Total	$4,253	$6,876	$11,129
Three Months Ended March 29, 2024
Concentrate operations	$2,125	$4,530	$6,655
Finished product operations	1,993	2,652	4,645
Total	$4,118	$7,182	$11,300
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
March 28, 2025
Marketable securities	$405	$—
Other noncurrent assets	1,651	42
Total equity securities	$2,056	$42
December 31, 2024
Marketable securities	$418	$—
Other noncurrent assets	1,616	40
Total equity securities	$2,034	$40
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Net gains (losses) recognized during the period related to equity securities	$(15)	$183
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	8	49
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(23)	$134

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
March 28, 2025
Trading securities	$47	$1	$—	$48
Available-for-sale securities	1,795	21	(101)	1,715
Total debt securities	$1,842	$22	$(101)	$1,763
December 31, 2024
Trading securities	$45	$1	$(1)	$45
Available-for-sale securities	1,728	21	(118)	1,631
Total debt securities	$1,773	$22	$(119)	$1,676
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	March 28, 2025		December 31, 2024
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$48	$1,338	$45	$1,260
Other noncurrent assets	—	377	—	371
Total debt securities	$48	$1,715	$45	$1,631
The contractual maturities of these available-for-sale debt securities as of March 28, 2025 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$333	$331
After 1 year through 5 years	1,245	1,174
After 5 years through 10 years	38	45
After 10 years	179	165
Total	$1,795	$1,715
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Gross gains	$1	$1
Gross losses	(2)	(7)
Proceeds	137	383
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $1,923 million and $1,883 million as of March 28, 2025 and December 31, 2024, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	March 28, 2025	December 31, 2024
Raw materials and packaging	$3,044	$2,794
Finished goods	1,641	1,524
Other	417	410
Total inventories	$5,102	$4,728
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	March 28, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$99	$311
Foreign currency contracts	Other noncurrent assets	32	82
Commodity contracts	Prepaid expenses and other current assets	3	2
Interest rate contracts	Other noncurrent assets	45	27
Total assets		$179	$422
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$41	$14
Foreign currency contracts	Other noncurrent liabilities	61	39
Interest rate contracts	Accounts payable and accrued expenses	1	—
Interest rate contracts	Other noncurrent liabilities	859	922
Total liabilities		$962	$975
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	March 28, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$58	$152
Foreign currency contracts	Other noncurrent assets	12	8
Commodity contracts	Prepaid expenses and other current assets	6	7
Other derivative instruments	Prepaid expenses and other current assets	7	—
Total assets		$83	$167
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$90	$86
Foreign currency contracts	Other noncurrent liabilities	4	12
Commodity contracts	Accounts payable and accrued expenses	32	40
Other derivative instruments	Accounts payable and accrued expenses	—	6
Total liabilities		$126	$144
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $11,971 million and $9,206 million as of March 28, 2025 and December 31, 2024, respectively.

The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both March 28, 2025 and December 31, 2024.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $87 million and $58 million as of March 28, 2025 and December 31, 2024, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for this program was $1,000 million as of March 28, 2025. There were no derivatives that were designated as part of the Company’s interest rate cash flow hedging program as of December 31, 2024.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended March 28, 2025
Foreign currency contracts	$(269)	Net operating revenues	$41
Foreign currency contracts	(7)	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(4)	Other income (loss) — net	24
Commodity contracts	3	Cost of goods sold	3
Interest rate contracts	—	Interest expense	(1)
Total	$(277)		$69
Three Months Ended March 29, 2024
Foreign currency contracts	$48	Net operating revenues	$(17)
Foreign currency contracts	11	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(15)	Other income (loss) — net	(28)
Commodity contracts	1	Cost of goods sold	(1)
Interest rate contracts	1	Interest expense	—
Total	$46		$(44)
As of March 28, 2025, the Company estimates that it will reclassify into earnings during the next 12 months net gains of $4 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $12,984 million and $12,628 million as of March 28, 2025 and December 31, 2024, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		March 28, 2025	March 29, 2024
Interest rate contracts	Interest expense	$80	$(145)
Fixed-rate debt	Interest expense	(76)	147
Net impact of fair value hedging instruments		$4	$2
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	March 28, 2025	December 31, 2024	March 28, 2025	December 31, 2024	March 28, 2025	December 31, 2024
Long-term debt	$12,251	$11,824	$(858)	$(915)	$122	$130
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	March 28, 2025	December 31, 2024	March 28, 2025	March 29, 2024
Foreign currency contracts	$—	$59	$(1)	$2
Foreign currency denominated debt	13,826	13,221	(605)	272
Total	$13,826	$13,280	$(606)	$274
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the three months ended March 29, 2024. The Company did not reclassify any gains or losses during the three months ended March 28, 2025. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 28, 2025 and March 29, 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $9,694 million and $8,620 million as of March 28, 2025 and December 31, 2024, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $619 million and $328 million as of March 28, 2025 and December 31, 2024, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		March 28, 2025	March 29, 2024
Foreign currency contracts	Net operating revenues	$(71)	$61
Foreign currency contracts	Cost of goods sold	21	14
Foreign currency contracts	Other income (loss) — net	29	38
Commodity contracts	Cost of goods sold	4	(19)
Other derivative instruments	Selling, general and administrative expenses	1	6
Total		$(16)	$100
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of March 28, 2025 and December 31, 2024, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,231 million and $1,330 million, respectively.

NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of March 28, 2025 and December 31, 2024, we had $5,045 million and $1,139 million, respectively, in outstanding commercial paper borrowings.
During the three months ended March 28, 2025, our bottling operations in Africa refinanced $485 million of current maturities of long-term debt into long-term debt.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of March 28, 2025, we were contingently liable for guarantees of indebtedness owed by third parties of $726 million, of which $56 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its positions. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company continues to evaluate the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled Chevron U.S.A., Inc. v. NRDC (“Chevron case”). Since 1984, the Chevron case had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by the Chevron case.
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended March 28, 2025, the Company recorded net interest income of $53 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of March 28, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025.
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

The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 28, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of March 28, 2025 to $483 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $171 million as of March 28, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 28, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $168 million as of both March 28, 2025 and December 31, 2024.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	March 28, 2025	December 31, 2024
Net foreign currency translation adjustments	$(15,024)	$(15,610)
Accumulated net gains (losses) on derivatives	(141)	116
Unrealized net gains (losses) on available-for-sale debt securities	(51)	(64)
Adjustments to pension and other postretirement benefit liabilities	(1,266)	(1,285)
Accumulated other comprehensive income (loss)	$(16,482)	$(16,843)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended March 28, 2025
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$3,330	$5	$3,335
Other comprehensive income:
Net foreign currency translation adjustments	586	33	619
Net gains (losses) on derivatives[1]	(257)	—	(257)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	13	—	13
Net change in pension and other postretirement benefit liabilities	19	—	19
Total comprehensive income (loss)	$3,691	$38	$3,729
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended March 28, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$8	$(9)	$(1)
Reclassification adjustments recognized in net income	34	(2)	32
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,010	—	1,010
Gains (losses) on net investment hedges arising during the period[1]	(606)	151	(455)
Net foreign currency translation adjustments	$446	$140	$586
Derivatives:
Gains (losses) arising during the period	$(274)	$69	$(205)
Reclassification adjustments recognized in net income	(69)	17	(52)
Net gains (losses) on derivatives[1]	$(343)	$86	$(257)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$16	$(4)	$12
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$17	$(4)	$13
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(17)	$10	$(7)
Reclassification adjustments recognized in net income	33	(7)	26
Net change in pension and other postretirement benefit liabilities	$16	$3	$19
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$136	$225	$361
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended March 29, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(34)	$(35)	$(69)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(518)	—	(518)
Gains (losses) on net investment hedges arising during the period[1]	274	(69)	205
Net foreign currency translation adjustments	$(175)	$(104)	$(279)
Derivatives:
Gains (losses) arising during the period	$27	$(11)	$16
Reclassification adjustments recognized in net income	44	(11)	33
Net gains (losses) on derivatives[1]	$71	$(22)	$49
Available-for-sale debt securities:
Reclassification adjustments recognized in net income	$6	$(1)	$5
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$6	$(1)	$5
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(13)	$(8)	$(21)
Reclassification adjustments recognized in net income	22	(5)	17
Net change in pension and other postretirement benefit liabilities	$9	$(13)	$(4)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(89)	$(140)	$(229)
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

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended March 28, 2025
Foreign currency translation adjustments:
Divestitures[1]	Other income (loss) — net	$34
	Income before income taxes	34
	Income taxes	(2)
	Consolidated net income	$32
Derivatives:
Foreign currency contracts	Net operating revenues	$(41)
Foreign currency and commodity contracts	Cost of goods sold	(6)
Foreign currency and interest rate contracts	Interest expense	2
Foreign currency contracts	Other income (loss) — net	(24)
	Income before income taxes	(69)
	Income taxes	17
	Consolidated net income	$(52)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1
	Income before income taxes	1
	Income taxes	—
	Consolidated net income	$1
Pension and other postretirement benefit liabilities:
Divestitures[1]	Other income (loss) — net	$(2)
Curtailment loss (gain)	Other income (loss) — net	11
Amortization of net actuarial loss (gain)	Other income (loss) — net	25
Amortization of prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	33
	Income taxes	(7)
	Consolidated net income	$26
1 Related to the sale of a portion of our ownership interest in CCEP. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended March 28, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2024	4,302	$26,372	$76,054	$(16,843)	$1,760	$19,801	$(55,916)	$1,516
Comprehensive income (loss)	—	3,729	3,330	361	—	—	—	38
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,195)	(2,195)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(2)	—	—	—	—	—	(2)
Purchases of treasury stock	(4)	(279)	—	—	—	—	(279)	—
Impact related to stock-based compensation plans	6	129	—	—	—	72	57	—
March 28, 2025	4,304	$27,754	$77,189	$(16,482)	$1,760	$19,873	$(56,138)	$1,552

			Shareowners of The Coca-Cola Company
Three Months Ended March 29, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2023	4,308	$27,480	$73,782	$(14,275)	$1,760	$19,209	$(54,535)	$1,539
Comprehensive income (loss)	—	2,932	3,177	(229)	—	—	—	(16)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.485 per share)	—	(2,091)	(2,091)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(2)	—	—	—	—	—	(2)
Divestitures	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(10)	(621)	—	—	—	—	(621)	—
Impact related to stock-based compensation plans	10	252	—	—	—	112	140	—
March 29, 2024	4,308	$27,946	$74,868	$(14,504)	$1,760	$19,321	$(55,016)	$1,517
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended March 28, 2025, the Company recorded other operating charges of $73 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $11 million related to the Company’s productivity and reinvestment program, $9 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $3 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $3 million related to tax litigation expense.
During the three months ended March 29, 2024, the Company recorded other operating charges of $1,573 million. These charges consisted of $765 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark and $36 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million for transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $1 million related to tax litigation expense.

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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 28, 2025 and March 29, 2024, the Company recorded net charges of $8 million and $25 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended March 28, 2025, the Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, an impairment charge of $25 million related to an equity method investee in Latin America and a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
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
Refer to Note 2 for additional information on the sale of our ownership interest in CCEP, the sale of our ownership interest in an equity method investee in Thailand and the refranchising of our bottling operations. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on the non-U.S. pension curtailment and special termination benefits. Refer to Note 16 for additional information on the impairment charge.
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
During the three months ended March 28, 2025 and March 29, 2024, the Company incurred expenses of $11 million and $36 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,437 million related to this program since it commenced.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Service cost	$26	$27	$1	$1
Interest cost	75	77	3	4
Expected return on plan assets[1]	(104)	(118)	(1)	(2)
Amortization of prior service cost (credit)	—	—	(1)	(1)
Amortization of net actuarial loss (gain)	25	26	—	(1)
Curtailment loss (gain)[2]	11	—	—	—
Special termination benefits[2]	25	—	—	—
Net periodic benefit cost (income)	$58	$12	$2	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2025 net periodic benefit cost (income) were 7.00% for pension plans and 6.75% for other postretirement benefit plans.
2The curtailment loss and special termination benefits were related to the group annuity purchase (“buy-in”) for a non-U.S. defined benefit plan. The Company intends to convert the buy-in to a buy-out in the future, at which time the insurer would assume full responsibility for the plan obligations.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the three months ended March 28, 2025, the Company contributed $11 million to our pension trusts, offset by a $61 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $18 million during the remainder of 2025. The Company contributed $6 million to our pension trusts, offset by a $44 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the three months ended March 29, 2024.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $722 million (17.8% effective tax rate) and $687 million (17.7% effective tax rate) during the three months ended March 28, 2025 and March 29, 2024, respectively.
The Company’s effective tax rates for the three months ended March 28, 2025 and March 29, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rate for the three months ended March 28, 2025 included $143 million of net tax benefits related to various discrete tax items, including net interest income of $53 million related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy, and a tax benefit of $85 million related to a change in the Company’s indefinite reinvestment assertion for certain foreign entities.
During the three months ended March 28, 2025, the Company invested $30 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three months ended March 28, 2025, the Company received tax credits and other income tax benefits of $9 million and recognized amortization expense of $7 million related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three months ended March 28, 2025. As of March 28, 2025, the carrying value of these investments was $65 million. The Company recorded $123 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheet as of March 28, 2025 and December 31, 2024. The Company expects to fulfill these unfunded commitments in 2025.
On November 18, 2020, the Tax Court issued the Opinion regarding the Company’s 2015 litigation with the IRS involving transfer pricing tax adjustments in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that the blocked-income regulations apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of

$2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The Company strongly disagrees with the Opinions and intends to vigorously defend its positions. Refer to Note 9.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

March 28, 2025	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,778	$166	$17	$95	$—		$2,056
Debt securities[1]	—	1,763	—	—	—		1,763
Derivatives[2]	2	260	—	—	(234)	[5]	28	[7]
Total assets	$1,780	$2,189	$17	$95	$(234)		$3,847
Liabilities:
Derivatives[2]	$2	$1,086	$—	$—	$(1,051)	[6]	$37	[7]
Total liabilities	$2	$1,086	$—	$—	$(1,051)		$37
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
5The Company is obligated to return $18 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $832 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $28 million in the line item other noncurrent assets and $37 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
5Represents the fair value of the remaining milestone payment related to our acquisition of fairlife, which is contingent on fairlife achieving certain financial targets through 2024 and is payable in 2025. This milestone payment is based on agreed-upon formulas related to fairlife’s operating results, the resulting value of which is not subject to a ceiling. The fair value was determined using discounted cash flow analyses. We are required to remeasure this liability to fair value quarterly, with any changes in the fair value recorded in income until the final milestone payment is made.
6The Company was obligated to return $12 million in cash collateral it had netted against its derivative position.
7The Company had the right to reclaim $735 million in cash collateral it had netted against its derivative position.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three months ended March 28, 2025 and March 29, 2024.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 28, 2025 and March 29, 2024.
Nonrecurring Fair Value Measurements
During the three months ended March 28, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
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
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of March 28, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $43,693 million and $38,736 million, respectively. As of December 31, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $43,023 million and $38,052 million, respectively.

NOTE 17: OPERATING SEGMENTS
The Global Ventures operating segment was established primarily to oversee the Company’s ownership of Costa Limited (“Costa”), innocent and doğadan, as well as the fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation (“Monster”). In November 2024, we announced plans to sunset our Global Ventures operating segment to streamline and simplify our operating structure. Effective January 1, 2025, the results of our Costa (excluding the ready-to-drink business), innocent and doğadan businesses are reported within the Company’s Europe, Middle East and Africa operating segment. Costa’s ready-to-drink business and the fees related to Monster are reported in the respective geographic operating segments. Our historical operating segment reporting disclosed below has been recast to reflect our current organizational structure.
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Three Months Ended March 28, 2025
Net operating revenues:
Third party	$2,481	$1,477	$4,359	$1,325	$1,461	$26	$—	$11,129
Intersegment	176	—	2	96	2	—	(276)	—
Total net operating revenues	2,657	1,477	4,361	1,421	1,463	26	(276)	11,129
Cost of goods sold	759	274	2,106	390	1,010	(100)	(276)	4,163
Selling, general and administrative expenses	833	299	914	407	334	447	—	3,234
Other operating charges	—	—	—	—	—	73	—	73
Operating income (loss)	$1,065	$904	$1,341	$624	$119	$(394)	$—	$3,659
Interest income								180
Interest expense								387
Equity income (loss) — net								351
Other income (loss) — net								254
Income before income taxes								$4,057

Other segment information:
Capital expenditures	$41	$—	$115	$1	$105	$47	$—	$309
Depreciation and amortization	44	7	81	12	76	47	—	267
Three Months Ended March 29, 2024
Net operating revenues:
Third party	$2,435	$1,530	$4,224	$1,265	$1,815	$31	$—	$11,300
Intersegment	197	—	2	216	2	—	(417)	—
Total net operating revenues	2,632	1,530	4,226	1,481	1,817	31	(417)	11,300
Cost of goods sold	733	249	2,110	399	1,265	(104)	(417)	4,235
Selling, general and administrative expenses	819	336	859	425	396	516	—	3,351
Other operating charges	—	—	760	—	—	813	—	1,573
Operating income (loss)	$1,080	$945	$497	$657	$156	$(1,194)	$—	$2,141
Interest income								246
Interest expense								382
Equity income (loss) — net								354
Other income (loss) — net								1,513
Income before income taxes								$3,872

Other segment information:
Capital expenditures	$38	$—	$101	$4	$177	$50	$—	$370
Depreciation and amortization	45	7	77	11	91	31	—	262

Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our Chief Operating Decision Maker.
During the three months ended March 28, 2025 and March 29, 2024, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during the three months ended March 28, 2025, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $47 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
•Operating income (loss) was reduced by $11 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) was reduced by $9 million for Corporate due to a payment under an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations.
•Operating income (loss) was reduced by $3 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
During the three months ended March 29, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $765 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) was reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 16.
•Operating income (loss) was reduced by $36 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) was reduced by $7 million for Corporate due to transaction costs related to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
•Operating income (loss) was reduced by $4 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the heading “Operations Review” below for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate given the highly volatile global financial markets. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor.
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of, BodyArmor, which offers a line of sports performance and hydration beverages. During 2021, in conjunction with acquiring the remaining ownership interest, we recognized a noncash gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The Company allocated $4.2 billion of the $5.6 billion purchase price to the BodyArmor trademark. During the three months ended March 29, 2024, the operating results related to the trademark were lower than expected. Therefore, the Company revised its projections of the future operating results related to the trademark, which triggered the need to update its impairment analysis. As a result, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $760 million. The decrease in fair value was primarily driven by the revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. As of March 28, 2025, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
OPERATIONS REVIEW
Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
While our operations are primarily local, we remain subject to global trade dynamics, which may impact certain components of our cost structure as well as the cost structures of our bottlers and our customers and may affect consumer sentiment across our markets.
The Global Ventures operating segment was established primarily to oversee the Company’s ownership of Costa, innocent and doğadan, as well as the fees earned pursuant to distribution coordination agreements between the Company and Monster. In November 2024, we announced plans to sunset our Global Ventures operating segment to streamline and simplify our operating structure. Effective January 1, 2025, the results of our Costa (excluding the ready-to-drink business), innocent and doğadan businesses are reported within the Company’s Europe, Middle East and Africa operating segment. Costa’s ready-to-drink business and the fees related to Monster are reported in the respective geographic operating segments. Our historical operating segment information disclosed below has been recast to reflect our current organizational structure.

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
In January, February and December 2024, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three months ended March 28, 2025.

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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2025 versus 2024
	Three Months Ended March 28, 2025
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	2%		1%
Europe, Middle East & Africa	3		1
Latin America	—		(3)
North America	(3)		(4)
Asia Pacific	6		2	[6]
Bottling Investments	(17)	[5]	N/A
1Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas. Unit case volume growth for Costa retail stores is reflected in the Europe, Middle East and Africa operating segment data.
3Unit case volume percent change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2025 had two fewer days when compared to the first quarter of 2024, and the fourth quarter of 2025 will have one additional day when compared to the fourth quarter of 2024.
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended March 28, 2025 grew 1%.
6After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the three months ended March 28, 2025 grew 8%.

Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Unit case volume in Europe, Middle East and Africa increased 3%, which included 3% growth in both Trademark Coca-Cola and sparkling flavors, 2% growth in water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 5% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included an increase in unit case volume of 11% in the Eurasia and Middle East operating unit, 1% in the Africa operating unit and growth in energy drinks, partially offset by a decline of 1% in the Europe operating unit.
Unit case volume in Latin America was even, which included 1% growth in both Trademark Coca-Cola and water, sports, coffee and tea, as well as growth in energy drinks, offset by a 4% decline in sparkling flavors. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 4% growth in Brazil and 17% growth in Argentina, offset by a decline of 3% in Mexico.
Unit case volume in North America decreased 3%, which included a 3% decline in Trademark Coca-Cola, a 6% decline in water, sports, coffee and tea, and a 1% decline in sparkling flavors, partially offset by growth in energy drinks. Unit case volume in juice, value-added dairy and plant-based beverages was even.
Unit case volume in Asia Pacific increased 6%, which included 6% growth in sparkling flavors, 7% growth in water, sports, coffee and tea, 3% growth in Trademark Coca-Cola, 4% growth in juice, value-added dairy and plant-based beverages and growth in energy drinks. The operating segment’s volume performance included 16% growth in the India and Southwest Asia operating unit, 6% growth in the Greater China and Mongolia operating unit, 1% growth in the Japan and South Korea operating unit and growth in energy drinks, partially offset by a decline of 2% in the ASEAN and South Pacific operating unit.
Unit case volume for Bottling Investments decreased 17%, driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During the three months ended March 28, 2025, worldwide concentrate sales volume increased 1% and unit case volume increased 2% compared to the three months ended March 29, 2024. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2025 had two fewer days when compared to the first quarter of 2024, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We expect the differences between concentrate sales volume and unit case volume growth rates to lessen over the remainder of the year.

Net Operating Revenues
During the three months ended March 28, 2025, net operating revenues were $11,129 million, compared to $11,300 million during the three months ended March 29, 2024, a decrease of $171 million, or 2%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	5%	(5)%	(3)%	(2)%
Europe, Middle East & Africa	1	6	(6)	—	1
Latin America	(3)	16	(16)	—	(3)
North America	(4)	8	—	—	3
Asia Pacific	8	(1)	(6)	(5)	(4)
Bottling Investments	(1)	3	(3)	(18)	(20)
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments after considering the impact of acquisitions and divestitures, if any. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
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
Price, product and geographic mix had a 5% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, and favorable mix;
•North America — favorable pricing initiatives and favorable mix;
•Asia Pacific — unfavorable mix, partially offset by favorable pricing initiatives; and
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
Fluctuations in foreign currency exchange rates unfavorably impacted our consolidated net operating revenues by 5%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Ethiopian birr, euro, Zimbabwe gold, and Nigerian naira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Our gross profit margin increased to 62.6% for the three months ended March 28, 2025, compared to 62.5% for the three months ended March 29, 2024. The increase was primarily due to the impact of favorable pricing initiatives and the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
During the three months ended March 28, 2025, selling, general and administrative expenses was $3,234 million, compared to $3,351 million during the three months ended March 29, 2024, a decrease of $117 million, or 4%. The decrease was primarily due to the refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India as well as an unfavorable foreign currency exchange rate impact of 3%. Advertising expenses for the three months ended March 28, 2025 and March 29, 2024 were $1,089 million and $1,161 million, respectively.
As of March 28, 2025, we had $391 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 2.0 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended
	March 28, 2025	March 29, 2024
Europe, Middle East & Africa	$—	$—
Latin America	—	—
North America	—	760
Asia Pacific	—	—
Bottling Investments	—	—
Corporate	73	813
Total	$73	$1,573
During the three months ended March 28, 2025, the Company recorded other operating charges of $73 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $11 million related to the Company’s productivity and reinvestment program, $9 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $3 million related to tax litigation expense.

During the three months ended March 29, 2024, the Company recorded other operating charges of $1,573 million. These charges consisted of $765 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark and $36 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million for transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $1 million related to tax litigation expense.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Europe, Middle East & Africa	29.1%	50.5%
Latin America	24.7	44.1
North America	36.7	23.2
Asia Pacific	17.1	30.7
Bottling Investments	3.2	7.3
Corporate	(10.8)	(55.8)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended
	March 28, 2025	March 29, 2024
Consolidated	32.9%	18.9%
Europe, Middle East & Africa	42.9	44.4
Latin America	61.2	61.7
North America	30.8	11.8
Asia Pacific	47.1	51.9
Bottling Investments	8.1	8.6
Corporate	*	*
* Calculation is not meaningful.
During the three months ended March 28, 2025, operating income was $3,659 million, compared to $2,141 million during the three months ended March 29, 2024, an increase of $1,518 million, or 71%. The increase was driven by an increase in concentrate sales volume of 1%, favorable pricing initiatives and lower other operating charges, partially offset by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India; higher commodity costs; and an unfavorable foreign currency exchange rate impact of 18%.
Fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 18% due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, euro, and Zimbabwe gold, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

The Europe, Middle East and Africa operating segment reported operating income of $1,065 million and $1,080 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The decrease in operating income was primarily driven by higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 9%, partially offset by an increase in concentrate sales volume of 1% and favorable pricing initiatives.
Latin America reported operating income of $904 million and $945 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 3%, higher commodity costs and an unfavorable foreign currency exchange rate impact of 22%, partially offset by favorable pricing initiatives and lower operating expenses.
Operating income for North America for the three months ended March 28, 2025 and March 29, 2024 was $1,341 million and $497 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and lower other operating charges due to the impairment of our BodyArmor trademark in the prior year, partially offset by a decrease in concentrate sales volume of 4%, higher commodity costs, increased marketing spending, higher operating expenses and an unfavorable foreign currency exchange rate impact of 1%. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.
Asia Pacific’s operating income for the three months ended March 28, 2025 and March 29, 2024 was $624 million and $657 million, respectively. The decrease in operating income was primarily driven by the impact of structural changes, higher operating expenses and an unfavorable foreign currency exchange rate impact of 11%, partially offset by concentrate sales volume growth of 8%, lower commodity costs and lower marketing spending due to timing.
Bottling Investments’ operating income for the three months ended March 28, 2025 and March 29, 2024 was $119 million and $156 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs, higher operating expenses and an unfavorable foreign currency exchange rate impact of 4%, partially offset by favorable pricing initiatives.
Corporate’s operating loss for the three months ended March 28, 2025 and March 29, 2024 was $394 million and $1,194 million, respectively. Operating loss in 2025 decreased primarily as a result of lower operating expenses and lower other operating charges, primarily due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2025 operating income.
Interest Income
During the three months ended March 28, 2025, interest income was $180 million, compared to $246 million during the three months ended March 29, 2024, a decrease of $66 million, or 27%. The decrease was primarily driven by lower average investment balances on our Corporate and certain international investments.
Interest Expense
During the three months ended March 28, 2025, interest expense was $387 million, compared to $382 million during the three months ended March 29, 2024, an increase of $5 million, or 1%. The increase was primarily due to the impact of higher debt balances, partially offset by lower rates on derivative instruments compared to the prior year.
Equity Income (Loss) — Net
During the three months ended March 28, 2025, equity income was $351 million, compared to equity income of $354 million during the three months ended March 29, 2024, a decrease of $3 million, or 1%.
Other Income (Loss) — Net
During the three months ended March 28, 2025, other income (loss) — net was income of $254 million. The Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, an impairment charge of $25 million related to an equity method investee in Latin America and a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized net foreign currency exchange losses of $16 million, $24 million of costs related to our trade accounts receivable factoring program and dividend income of $55 million. Other income (loss) — net also included expense of $33 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
During the three months ended March 29, 2024, other income (loss) — net was income of $1,513 million. The Company recognized net gains of $599 million and $293 million related to the refranchising of our bottling operations in the Philippines and certain territories in India, respectively. The Company also recognized a net gain of $516 million related to the sale of our ownership interest in an equity method investee in Thailand. Additionally, the Company recognized a net gain of $178 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, recognized net foreign currency exchange losses of $68 million and recorded $22 million of costs related to our trade accounts receivable factoring program. Other income (loss) — net also included income of $15 million related to the non-service cost components of net periodic benefit cost and dividend income of $25 million.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCEP, the sale of our ownership interest in an equity method investee in Thailand and the refranchising of our bottling operations. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charge.
Income Taxes
The Company recorded income taxes of $722 million (17.8% effective tax rate) and $687 million (17.7% effective tax rate) during the three months ended March 28, 2025 and March 29, 2024, respectively.
The Company’s effective tax rates for the three months ended March 28, 2025 and March 29, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rate for the three months ended March 28, 2025 included $143 million of net tax benefits related to various discrete tax items, including net interest income of $53 million related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy, and a tax benefit of $85 million related to a change in the Company’s indefinite reinvestment assertion for certain foreign entities.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $13.8 billion as of March 28, 2025. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of March 28, 2025. These backup lines of credit expire at various times through 2030.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $5,034 million and $4,508 million of trade accounts receivables under this program during the three months ended March 28, 2025 and March 29, 2024, respectively. The costs of factoring such receivables were $24 million and $22 million for the three months ended March 28, 2025 and March 29, 2024, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2025 capital expenditures to be approximately $2.2 billion. During 2025, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended March 28, 2025, the Company recorded net interest income of $53 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of March 28, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $171 million as of March 28, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three months ended March 28, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 28, 2025 was $5,202 million, and net cash provided by operating activities during the three months ended March 29, 2024 was $528 million, a decrease of $5,730 million. The decrease was primarily driven by $6,069 million of the $6,173 million final milestone payment for fairlife that was made during the three months ended March 28, 2025, the prior year benefits of both the trade accounts receivable factoring program and the dividend payment from an equity method investee in Thailand, as well as the unfavorable impact due to foreign currency exchange rate fluctuations. These items were partially offset by strong cash operating results and the timing of changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 28, 2025 was $1,067 million, and net cash provided by investing activities during the three months ended March 29, 2024 was $330 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended March 28, 2025, purchases of investments were $2,507 million and proceeds from disposals of investments were $1,005 million, resulting in a net cash outflow of $1,502 million. During the three months ended March 29, 2024, purchases of investments were $2,552 million and proceeds from disposals of investments were $444 million, resulting in a net cash outflow of $2,108 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 28, 2025 and March 29, 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $748 million and $2,893 million, respectively. The activity during the three months ended March 28, 2025 primarily related to the sale of a portion of our ownership interest in CCEP. The activity during the three months ended March 29, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the three months ended March 28, 2025 and March 29, 2024 were $309 million and $370 million, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 28, 2025 and March 29, 2024 was $3,432 million and $406 million, respectively.
Loans, Notes Payable and Long-Term Debt
During the three months ended March 28, 2025, the Company had issuances of debt of $5,436 million, which consisted of $3,917 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $1,033 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of

$486 million, net of related discounts and issuance costs. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.
The Company made payments of debt of $1,599 million during the three months ended March 28, 2025, which consisted of $1,047 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $552 million.
During the three months ended March 29, 2024, the Company had issuances of debt of $2,285 million, which consisted of $2,221 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $64 million, net of related discounts and issuance costs.
The Company made payments of debt of $1,366 million during the three months ended March 29, 2024, which consisted of $369 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of $408 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $589 million.
Issuances of Stock
The issuances of stock during the three months ended March 28, 2025 and March 29, 2024 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the three months ended March 28, 2025, the total cash outflow for treasury stock purchases was $370 million. The Company repurchased 4.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $65.04 per share, for a total cost of $279 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended March 28, 2025 resulted in a net cash outflow of $211 million.
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
Dividends
During the three months ended March 28, 2025 and March 29, 2024, the Company paid dividends of $89 million and $99 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2024 and 2025 first quarterly dividends in the second quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.51 per share at its May 2025 meeting. This dividend is payable on July 1, 2025 to shareowners of record as of the close of business on June 13, 2025.
Other Financing Activities
During the three months ended March 28, 2025 and March 29, 2024, the total cash outflow for other financing activities was $105 million and $2 million, respectively. The cash outflow during the three months ended March 28, 2025 included $104 million of the $6,173 million final milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three months ended March 28, 2025 by 18%.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and describes a new environmental matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
To resolve the same transfer pricing issue for the tax years 1987 through 1995, the Company and the IRS had agreed in 1996 on an arm’s-length methodology for determining the amount of U.S. taxable income that the U.S. parent company would report as compensation from its foreign licensees. The Company and the IRS memorialized this accord in the Closing Agreement resolving that dispute. The Closing Agreement provided that, absent a change in material facts or circumstances or relevant federal tax law, in calculating the Company’s income taxes going forward, the Company would not be assessed penalties by the IRS for using the agreed-upon tax calculation methodology that the Company and the IRS agreed would be used for the 1987 through 1995 tax years.
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
The Company believes that the IRS and the Tax Court misinterpreted and misapplied the applicable regulations in reallocating income earned by the Company’s foreign licensees to increase the Company’s U.S. tax. Moreover, the Company believes that the retroactive imposition of such tax liability using a calculation methodology different from that previously agreed upon by the IRS and the Company, and audited by the IRS for over a decade, is unconstitutional. The Company intends to assert its claims on appeal and vigorously defend its positions. In addition, for its litigation with the IRS and for purposes of its appeal of the Tax Court decision, the Company continues to evaluate the implications of several significant administrative law cases recently decided by the U.S. Supreme Court, most notably Loper Bright v. Raimondo, which overruled the Chevron case. Since 1984, the Chevron case had required that courts defer to agency interpretations of statutes and agency action. In Ohio v. EPA and Garland v. Cargill, two of the recent decisions, the U.S. Supreme Court demonstrated how courts are to rule on agency interpretations and actions without the deference previously required by the Chevron case.
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended March 28, 2025, the Company recorded net interest income of $53 million related to this tax payment in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of March 28, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025.
In determining the amount of tax reserve to be recorded as of December 31, 2020, the Company completed the required two-step evaluation process prescribed by Accounting Standards Codification 740, Accounting for Income Taxes. In doing so, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, the Opinions and relevant caselaw. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims via every available avenue of appeal. We concluded, based on the technical and legal merits of the Company’s tax positions, that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal. In addition, we considered a number of alternative transfer pricing methodologies, including the Tax Court Methodology, that could be applied by the courts upon final resolution of the litigation. Based on the required probability analysis, we determined the methodologies we believe the federal courts could ultimately order to be used in calculating the Company’s tax. As a result of this analysis, we recorded a tax reserve of $438 million during the year ended December 31, 2020 related to the application of the resulting methodologies as well as the different tax treatment applicable to dividends originally paid to the U.S. parent company by its foreign licensees, in reliance upon the Closing Agreement, that would be recharacterized as royalties in accordance with the Opinions and the Company’s analysis.
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of March 28, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of March 28, 2025 to $483 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $171 million as of March 28, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended March 28, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.

Environmental Matter
On April 11, 2025, the Commissioner of the Department of Licensing and Consumer Affairs and the Government of the United States Virgin Islands (“USVI”) filed a lawsuit against the Company, CC One Virgin Islands as well as other unrelated parties in the Superior Court of the Virgin Islands, Division of St. Croix, concerning the environmental impacts of plastic packaging in the USVI. The complaint asserts claims for (1) violations of USVI consumer protection statutes and (2) public nuisance. The complaint seeks injunctive relief, restitution and civil penalties but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 28, 2025 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2025 through January 24, 2025	1,665,513	$61.73	1,665,266	74,684,713
January 25, 2025 through February 21, 2025	3,045,474	66.80	1,766,420	72,918,293
February 22, 2025 through March 28, 2025	911,298	70.80	860,259	72,058,034
Total	5,622,285	$65.95	4,291,945
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
Item 5. Other Information
During the fiscal quarter ended March 28, 2025, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Bruno Pietracci, President, Latin America operating unit, adopted a Rule 10b5-1 trading arrangement on March 5, 2025 for the potential exercise of vested stock options and the associated sale of up to 75,727 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is March 5, 2027, or such earlier date upon which all transactions are completed.

James Quincey, Chairman of the Board of Directors and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on February 28, 2025 for the potential exercise of vested stock options and the associated sale of up to 604,227 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is February 8, 2027, or such earlier date upon which all transactions are completed.
These trading plans were adopted during an open trading window.
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

4.5	Form of Note for 1.875% Notes due 2026 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 19, 2014.
4.6	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.8	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.9	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.10	Form of Note for 0.750% Notes due 2026 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.11	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.12	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.

4.13	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.14	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.16	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.17	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.18	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.20	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.21	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.22	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.23	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.27	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.28	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.29	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.30	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.31	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.32	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.33	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.34	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.35	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.36	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.37	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.38	Form of Note for 5.000% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.39	Form of Note for 5.300% Notes due 2054 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.40	Form of Note for 5.400% Notes due 2064 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 13, 2024.

4.41	Form of Note for 3.125% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.42	Form of Note for 3.500% Notes due 2044 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.43	Form of Note for 4.650% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.44	Form of Note for 5.200% Notes due 2055 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.45	Form of Note for 3.375% Notes due 2037 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.46	Form of Note for 3.750% Notes due 2053 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.47	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.48	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.
4.49
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2017.

4.50
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 28, 2025 and March 29, 2024; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 28, 2025 and March 29, 2024; (iii) Consolidated Balance Sheets as of March 28, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 28, 2025 and March 29, 2024; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	May 1, 2025	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)