Form 10-Q
period 2025-06-27
COCA COLA CO
filed 2025-07-24
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 22, 2025
$0.25 Par Value	4,303,667,252

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net Operating Revenues	$12,535	$12,363	$23,664	$23,663
Cost of goods sold	4,714	4,812	8,877	9,047
Gross Profit	7,821	7,551	14,787	14,616
Selling, general and administrative expenses	3,470	3,549	6,704	6,900
Other operating charges	71	1,370	144	2,943
Operating Income	4,280	2,632	7,939	4,773
Interest income	188	275	368	521
Interest expense	445	418	832	800
Equity income (loss) — net	561	537	912	891
Other income (loss) — net	212	2	466	1,515
Income Before Income Taxes	4,796	3,028	8,853	6,900
Income taxes	993	627	1,715	1,314
Consolidated Net Income	3,803	2,401	7,138	5,586
Less: Net income (loss) attributable to noncontrolling interests	(7)	(10)	(2)	(2)
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,810	$2,411	$7,140	$5,588
Basic Net Income Per Share[1]	$0.89	$0.56	$1.66	$1.30
Diluted Net Income Per Share[1]	$0.88	$0.56	$1.65	$1.29
Average Shares Outstanding — Basic	4,304	4,309	4,303	4,309
Effect of dilutive securities	11	10	11	12
Average Shares Outstanding — Diluted	4,315	4,319	4,314	4,321
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Consolidated Net Income	$3,803	$2,401	$7,138	$5,586
Other Comprehensive Income:
Net foreign currency translation adjustments	1,103	(1,014)	1,722	(1,317)
Net gains (losses) on derivatives	(344)	118	(601)	167
Net change in unrealized gains (losses) on available-for-sale debt securities	10	(27)	23	(22)
Net change in pension and other postretirement benefit liabilities	1	27	20	23
Total Comprehensive Income	4,573	1,505	8,302	4,437
Less: Comprehensive income (loss) attributable to noncontrolling interests	39	48	77	32
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$4,534	$1,457	$8,225	$4,405
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	June 27, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$9,590	$10,828
Short-term investments	2,658	2,020
Total Cash, Cash Equivalents and Short-Term Investments	12,248	12,848
Marketable securities	2,049	1,723
Trade accounts receivable, less allowances of $503 and $506, respectively	4,168	3,569
Inventories	5,082	4,728
Prepaid expenses and other current assets	3,062	3,129
Total Current Assets	26,609	25,997
Equity method investments	19,379	18,087
Deferred income tax assets	1,325	1,319
Property, plant and equipment, less accumulated depreciation of $10,081 and $9,570, respectively	10,784	10,303
Trademarks with indefinite lives	13,615	13,301
Goodwill	18,663	18,139
Other noncurrent assets	13,958	13,403
Total Assets	$104,333	$100,549
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$17,030	$21,715
Loans and notes payable	4,379	1,499
Current maturities of long-term debt	91	648
Accrued income taxes	444	1,387
Total Current Liabilities	21,944	25,249
Long-term debt	44,976	42,375
Other noncurrent liabilities	4,856	4,084
Deferred income tax liabilities	2,375	2,469
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	19,970	19,801
Reinvested earnings	78,803	76,054
Accumulated other comprehensive income (loss)	(15,758)	(16,843)
Treasury stock, at cost — 2,736 and 2,738 shares, respectively	(56,190)	(55,916)
Equity Attributable to Shareowners of The Coca-Cola Company	28,585	24,856
Equity attributable to noncontrolling interests	1,597	1,516
Total Equity	30,182	26,372
Total Liabilities and Equity	$104,333	$100,549
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 27, 2025	June 28, 2024
Operating Activities
Consolidated net income	$7,138	$5,586
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	546	531
Stock-based compensation expense	130	140
Deferred income taxes	459	(202)
Equity (income) loss — net of dividends	(387)	(274)
Foreign currency adjustments	111	(87)
Significant (gains) losses — net	(433)	(1,398)
Other operating charges	38	2,867
Other items	238	(66)
Net change in operating assets and liabilities	(9,231)	(2,984)
Net Cash Provided by (Used in) Operating Activities	(1,391)	4,113
Investing Activities
Purchases of investments	(2,865)	(3,827)
Proceeds from disposals of investments	2,201	2,662
Acquisitions of businesses, equity method investments and nonmarketable securities	(179)	(25)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	973	2,907
Purchases of property, plant and equipment	(751)	(792)
Proceeds from disposals of property, plant and equipment	13	21
Collateral (paid) received associated with hedging activities — net	206	(76)
Other investing activities	124	127
Net Cash Provided by (Used in) Investing Activities	(278)	997
Financing Activities
Issuances of loans, notes payable and long-term debt	5,320	6,832
Payments of loans, notes payable and long-term debt	(2,630)	(4,734)
Issuances of stock	223	437
Purchases of stock for treasury	(472)	(874)
Dividends	(2,283)	(2,184)
Other financing activities	(106)	(9)
Net Cash Provided by (Used in) Financing Activities	52	(532)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	332	(357)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(1,285)	4,221
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,488	9,692
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	10,203	13,913
Less: Restricted cash and restricted cash equivalents at end of period	613	205
Cash and Cash Equivalents at End of Period	$9,590	$13,708
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2025 and the second quarter of 2024 ended on June 27, 2025 and June 28, 2024, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other noncurrent assets in our consolidated balance sheet, and when applicable, cash and cash equivalents related to assets held for sale are included in the line item prepaid expenses and other current assets in our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk. Refer to Note 4 for additional information on our captive insurance companies.
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	June 27, 2025	December 31, 2024
Cash and cash equivalents	$9,590	$10,828
Restricted cash and restricted cash equivalents	613	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,203	$11,488

	June 28, 2024	December 31, 2023
Cash and cash equivalents	$13,708	$9,366
Restricted cash and restricted cash equivalents	205	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,913	$9,692
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $179 million during the six months ended June 27, 2025, which included $148 million of investments in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments. Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $25 million during the six months ended June 28, 2024.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended June 27, 2025 totaled $973 million. In March 2025, the Company sold a portion of its ownership interest in Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $741 million and recognized a net gain of $331 million. In May 2025, the Company refranchised its bottling operations in certain territories in India that were held for sale as of December 31, 2024, for which we received net cash proceeds of $218 million and recognized a net gain of $102 million.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the six months ended June 28, 2024 totaled $2,907 million. The Company refranchised its bottling operations in certain territories in India in January and February 2024, for which we received net cash proceeds of $476 million and recognized a net gain of $290 million. In February 2024, the Company refranchised its bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,656 million and recognized a net gain of $599 million. We also sold our ownership interest in an equity method investee in Thailand, for which we received net cash proceeds of $728 million and recognized a net gain of $516 million. Additionally, the Company refranchised its bottling operations in Bangladesh to Coca-Cola İçecek A.Ş., an equity method investee, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reversal of cumulative translation adjustments. During the six months ended June 27, 2025, the Company recognized an additional loss of $14 million related to post-closing adjustments and a corresponding reduction in the outstanding note receivable balance.
These gains and losses were recorded in the line item other income (loss) — net in our consolidated statements of income.
NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended June 27, 2025
Concentrate operations	$2,268	$6,021	$8,289
Finished product operations	2,667	1,579	4,246
Total	$4,935	$7,600	$12,535
Three Months Ended June 28, 2024
Concentrate operations	$2,278	$5,216	$7,494
Finished product operations	2,462	2,407	4,869
Total	$4,740	$7,623	$12,363

	United States	International	Total
Six Months Ended June 27, 2025
Concentrate operations	$4,195	$11,277	$15,472
Finished product operations	4,993	3,199	8,192
Total	$9,188	$14,476	$23,664
Six Months Ended June 28, 2024
Concentrate operations	$4,403	$9,746	$14,149
Finished product operations	4,455	5,059	9,514
Total	$8,858	$14,805	$23,663
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
June 27, 2025
Marketable securities	$443	$—
Other noncurrent assets	1,828	44
Total equity securities	$2,271	$44
December 31, 2024
Marketable securities	$418	$—
Other noncurrent assets	1,616	40
Total equity securities	$2,034	$40
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	June 27, 2025	June 28, 2024
Net gains (losses) recognized during the period related to equity securities	$165	$52
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(6)	4
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$171	$48

	Six Months Ended
	June 27, 2025	June 28, 2024
Net gains (losses) recognized during the period related to equity securities	$150	$235
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	11	21
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$139	$214

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
June 27, 2025
Trading securities	$48	$1	$—	$49
Available-for-sale securities	1,988	21	(86)	1,923
Total debt securities	$2,036	$22	$(86)	$1,972
December 31, 2024
Trading securities	$45	$1	$(1)	$45
Available-for-sale securities	1,728	21	(118)	1,631
Total debt securities	$1,773	$22	$(119)	$1,676
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	June 27, 2025		December 31, 2024
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$49	$1,557	$45	$1,260
Other noncurrent assets	—	366	—	371
Total debt securities	$49	$1,923	$45	$1,631
The contractual maturities of these available-for-sale debt securities as of June 27, 2025 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$406	$406
After 1 year through 5 years	1,365	1,311
After 5 years through 10 years	40	46
After 10 years	177	160
Total	$1,988	$1,923
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Gross gains	$2	$4	$3	$5
Gross losses	(2)	(2)	(4)	(9)
Proceeds	70	57	207	440
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,076 million and $1,883 million as of June 27, 2025 and December 31, 2024, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	June 27, 2025	December 31, 2024
Raw materials and packaging	$3,049	$2,794
Finished goods	1,608	1,524
Other	425	410
Total inventories	$5,082	$4,728
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	June 27, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$66	$311
Foreign currency contracts	Other noncurrent assets	10	82
Commodity contracts	Prepaid expenses and other current assets	—	2
Interest rate contracts	Other noncurrent assets	120	27
Total assets		$196	$422
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$324	$14
Foreign currency contracts	Other noncurrent liabilities	111	39
Commodity contracts	Accounts payable and accrued expenses	7	—
Interest rate contracts	Other noncurrent liabilities	767	922
Total liabilities		$1,209	$975
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	June 27, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$82	$152
Foreign currency contracts	Other noncurrent assets	32	8
Commodity contracts	Prepaid expenses and other current assets	4	7
Commodity contracts	Other noncurrent assets	2	—
Other derivative instruments	Prepaid expenses and other current assets	4	—
Total assets		$124	$167
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$144	$86
Foreign currency contracts	Other noncurrent liabilities	8	12
Commodity contracts	Accounts payable and accrued expenses	27	40
Commodity contracts	Other noncurrent liabilities	2	—
Other derivative instruments	Accounts payable and accrued expenses	—	6
Total liabilities		$181	$144
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the

Company’s foreign currency cash flow hedging program were $11,831 million and $9,206 million as of June 27, 2025 and December 31, 2024, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into earnings for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both June 27, 2025 and December 31, 2024.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $65 million and $58 million as of June 27, 2025 and December 31, 2024, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for this program was $1,300 million as of June 27, 2025. There were no derivatives that were designated as part of the Company’s interest rate cash flow hedging program as of December 31, 2024.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and earnings (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended June 27, 2025
Foreign currency contracts	$(501)	Net operating revenues	$(69)
Foreign currency contracts	(11)	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	41	Other income (loss) — net	44
Commodity contracts	(13)	Cost of goods sold	(5)
Interest rate contracts	(1)	Interest expense	—
Total	$(485)		$(30)
Three Months Ended June 28, 2024
Foreign currency contracts	$160	Net operating revenues	$(1)
Foreign currency contracts	9	Cost of goods sold	6
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(9)	Other income (loss) — net	2
Commodity contracts	(3)	Cost of goods sold	(2)
Interest rate contracts	1	Interest expense	—
Total	$158		$4

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended June 27, 2025
Foreign currency contracts	$(770)	Net operating revenues	$(28)
Foreign currency contracts	(18)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	37	Other income (loss) — net	68
Commodity contracts	(10)	Cost of goods sold	(2)
Interest rate contracts	(1)	Interest expense	(1)
Total	$(762)		$39
Six Months Ended June 28, 2024
Foreign currency contracts	$208	Net operating revenues	$(18)
Foreign currency contracts	20	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(24)	Other income (loss) — net	(26)
Commodity contracts	(2)	Cost of goods sold	(3)
Interest rate contracts	2	Interest expense	—
Total	$204		$(40)
As of June 27, 2025, the Company estimates that it will reclassify into earnings during the next 12 months net losses of $339 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,655 million and $12,628 million as of June 27, 2025 and December 31, 2024, respectively.
The following tables summarize the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		June 27, 2025	June 28, 2024
Interest rate contracts	Interest expense	$168	$(19)
Fixed-rate debt	Interest expense	(170)	20
Net impact of fair value hedging instruments		$(2)	$1

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Six Months Ended
		June 27, 2025	June 28, 2024
Interest rate contracts	Interest expense	$248	$(164)
Fixed-rate debt	Interest expense	(246)	167
Net impact of fair value hedging instruments		$2	$3

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	June 27, 2025	December 31, 2024	June 27, 2025	December 31, 2024	June 27, 2025	December 31, 2024
Long-term debt	$13,083	$11,824	$(755)	$(915)	$114	$130
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. During the three months ended June 27, 2025, the Company changed its policy for assessing the effectiveness for derivative financial instruments designated as net investment hedges to include only the changes in fair value attributable to changes in foreign currency spot rates. The changes in the fair values of the effective portion of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. The initial value, and subsequent changes in fair value of the excluded component, are amortized into earnings over the life of the hedging instrument. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	June 27, 2025	December 31, 2024	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Foreign currency contracts	$1,067	$59	$—	$22	$(1)	$24
Foreign currency denominated debt	14,965	13,221	(1,139)	85	(1,744)	357
Total	$16,032	$13,280	$(1,139)	$107	$(1,745)	$381
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into earnings during the six months ended June 28, 2024. The Company did not reclassify any gains or losses during the three and six months ended June 27, 2025, nor the three months ended June 28, 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $13,455 million and $8,620 million as of June 27, 2025 and December 31, 2024, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $643 million and $328 million as of June 27, 2025 and December 31, 2024, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		June 27, 2025	June 28, 2024
Foreign currency contracts	Net operating revenues	$(111)	$58
Foreign currency contracts	Cost of goods sold	58	(22)
Foreign currency contracts	Other income (loss) — net	67	(96)
Commodity contracts	Cost of goods sold	(10)	(49)
Other derivative instruments	Selling, general and administrative expenses	11	6
Total		$15	$(103)

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Six Months Ended
		June 27, 2025	June 28, 2024
Foreign currency contracts	Net operating revenues	$(182)	$119
Foreign currency contracts	Cost of goods sold	79	(8)
Foreign currency contracts	Other income (loss) — net	96	(58)
Commodity contracts	Cost of goods sold	(6)	(68)
Other derivative instruments	Selling, general and administrative expenses	12	12
Total		$(1)	$(3)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of June 27, 2025 and December 31, 2024, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,325 million and $1,330 million, respectively.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of June 27, 2025 and December 31, 2024, we had $4,040 million and $1,139 million, respectively, in outstanding commercial paper borrowings.
During the six months ended June 27, 2025, our bottling operations in Africa refinanced $569 million of current maturities of long-term debt into long-term debt.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of June 27, 2025, we were contingently liable for guarantees of indebtedness owed by third parties of $810 million, of which $61 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of June 27, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 27, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of June 27, 2025 to $493 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $241 million as of June 27, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 27, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $800 million, respectively. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $169 million and $168 million as of June 27, 2025 and December 31, 2024, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	June 27, 2025	December 31, 2024
Net foreign currency translation adjustments	$(13,967)	$(15,610)
Accumulated net gains (losses) on derivatives	(485)	116
Unrealized net gains (losses) on available-for-sale debt securities	(41)	(64)
Adjustments to pension and other postretirement benefit liabilities	(1,265)	(1,285)
Accumulated other comprehensive income (loss)	$(15,758)	$(16,843)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 27, 2025
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,140	$(2)	$7,138
Other comprehensive income:
Net foreign currency translation adjustments	1,643	79	1,722
Net gains (losses) on derivatives[1]	(601)	—	(601)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	23	—	23
Net change in pension and other postretirement benefit liabilities	20	—	20
Total comprehensive income (loss)	$8,225	$77	$8,302
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
The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended June 27, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$95	$(84)	$11
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,901	—	1,901
Gains (losses) on net investment hedges arising during the period[1]	(1,139)	284	(855)
Net foreign currency translation adjustments	$857	$200	$1,057
Derivatives:
Gains (losses) arising during the period	$(485)	$118	$(367)
Reclassification adjustments recognized in net income	30	(7)	23
Net gains (losses) on derivatives[1]	$(455)	$111	$(344)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$16	$(6)	$10
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$16	$(6)	$10
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(22)	$4	$(18)
Reclassification adjustments recognized in net income	26	(7)	19
Net change in pension and other postretirement benefit liabilities	$4	$(3)	$1
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$422	$302	$724
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 27, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$103	$(93)	$10
Reclassification adjustments recognized in net income	34	(2)	32
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,911	—	2,911
Gains (losses) on net investment hedges arising during the period[1]	(1,745)	435	(1,310)
Net foreign currency translation adjustments	$1,303	$340	$1,643
Derivatives:
Gains (losses) arising during the period	$(759)	$187	$(572)
Reclassification adjustments recognized in net income	(39)	10	(29)
Net gains (losses) on derivatives[1]	$(798)	$197	$(601)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$32	$(10)	$22
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$33	$(10)	$23
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(39)	$14	$(25)
Reclassification adjustments recognized in net income	59	(14)	45
Net change in pension and other postretirement benefit liabilities	$20	$—	$20
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$558	$527	$1,085
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended June 28, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,109)	$127	$(982)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(170)	—	(170)
Gains (losses) on net investment hedges arising during the period[1]	107	(27)	80
Net foreign currency translation adjustments	$(1,172)	$100	$(1,072)
Derivatives:
Gains (losses) arising during the period	$156	$(35)	$121
Reclassification adjustments recognized in net income	(4)	1	(3)
Net gains (losses) on derivatives[1]	$152	$(34)	$118
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(38)	$13	$(25)
Reclassification adjustments recognized in net income	(2)	—	(2)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(40)	$13	$(27)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$4	$6	$10
Reclassification adjustments recognized in net income	23	(6)	17
Net change in pension and other postretirement benefit liabilities	$27	$—	$27
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,033)	$79	$(954)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 28, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,143)	$92	$(1,051)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(688)	—	(688)
Gains (losses) on net investment hedges arising during the period[1]	381	(96)	285
Net foreign currency translation adjustments	$(1,347)	$(4)	$(1,351)
Derivatives:
Gains (losses) arising during the period	$183	$(46)	$137
Reclassification adjustments recognized in net income	40	(10)	30
Net gains (losses) on derivatives[1]	$223	$(56)	$167
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(38)	$13	$(25)
Reclassification adjustments recognized in net income	4	(1)	3
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(34)	$12	$(22)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(9)	$(2)	$(11)
Reclassification adjustments recognized in net income	45	(11)	34
Net change in pension and other postretirement benefit liabilities	$36	$(13)	$23
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,122)	$(61)	$(1,183)
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended June 27, 2025	Six Months Ended June 27, 2025
Foreign currency translation adjustments:
Divestitures[1]	Other income (loss) — net	$—	$34
	Income before income taxes	—	34
	Income taxes	—	(2)
	Consolidated net income	$—	$32
Derivatives:
Foreign currency contracts	Net operating revenues	$69	$28
Foreign currency and commodity contracts	Cost of goods sold	4	(2)
Foreign currency and interest rate contracts	Interest expense	1	3
Foreign currency contracts	Other income (loss) — net	(44)	(68)
	Income before income taxes	30	(39)
	Income taxes	(7)	10
	Consolidated net income	$23	$(29)
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$—	$1
	Income before income taxes	—	1
	Income taxes	—	—
	Consolidated net income	$—	$1
Pension and other postretirement benefit liabilities:
Divestitures[1]	Other income (loss) — net	$—	$(2)
Curtailment loss (gain)	Other income (loss) — net	—	11
Amortization of net actuarial loss (gain)	Other income (loss) — net	26	51
Amortization of prior service cost (credit)	Other income (loss) — net	—	(1)
	Income before income taxes	26	59
	Income taxes	(7)	(14)
	Consolidated net income	$19	$45
1 Related to the sale of a portion of our ownership interest in CCEP. Refer to Note 2.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended June 27, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 28, 2025	4,304	$27,754	$77,189	$(16,482)	$1,760	$19,873	$(56,138)	$1,552
Comprehensive income (loss)	—	4,573	3,810	724	—	—	—	39
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,196)	(2,196)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Contributions by noncontrolling interests	—	13	—	—	—	—	—	13
Purchases of treasury stock	(1)	(81)	—	—	—	—	(81)	—
Impact related to stock-based compensation plans	1	126	—	—	—	97	29	—
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597

			Shareowners of The Coca-Cola Company
Six Months Ended June 27, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2024	4,302	$26,372	$76,054	$(16,843)	$1,760	$19,801	$(55,916)	$1,516
Comprehensive income (loss)	—	8,302	7,140	1,085	—	—	—	77
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.02 per share)	—	(4,391)	(4,391)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Contributions by noncontrolling interests	—	13	—	—	—	—	—	13
Purchases of treasury stock	(5)	(360)	—	—	—	—	(360)	—
Impact related to stock-based compensation plans	7	255	—	—	—	169	86	—
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597

			Shareowners of The Coca-Cola Company
Three Months Ended June 28, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 29, 2024	4,308	$27,946	$74,868	$(14,504)	$1,760	$19,321	$(55,016)	$1,517
Comprehensive income (loss)	—	1,505	2,411	(954)	—	—	—	48
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.485 per share)	—	(2,090)	(2,090)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(3)	(156)	—	—	—	—	(156)	—
Impact related to stock-based compensation plans	4	213	—	—	—	147	66	—
June 28, 2024	4,309	$27,411	$75,189	$(15,458)	$1,760	$19,468	$(55,106)	$1,558

			Shareowners of The Coca-Cola Company
Six Months Ended June 28, 2024	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2023	4,308	$27,480	$73,782	$(14,275)	$1,760	$19,209	$(54,535)	$1,539
Comprehensive income (loss)	—	4,437	5,588	(1,183)	—	—	—	32
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.97 per share)	—	(4,181)	(4,181)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Divestitures	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(13)	(777)	—	—	—	—	(777)	—
Impact related to stock-based compensation plans	14	465	—	—	—	259	206	—
June 28, 2024	4,309	$27,411	$75,189	$(15,458)	$1,760	$19,468	$(55,106)	$1,558
On July 22, 2025, we sold a noncontrolling interest in our bottling operations in India to a local partner for approximately $1.4 billion.
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended June 27, 2025, the Company recorded other operating charges of $71 million. These charges primarily included $31 million related to the impairment of a trademark in Latin America, $28 million related to the Company’s productivity and reinvestment program, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $2 million related to tax litigation expense.
During the six months ended June 27, 2025, the Company recorded other operating charges of $144 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $39 million related to the Company’s productivity and reinvestment program, $31 million related to the impairment of a trademark in Latin America, $8 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $5 million related to tax litigation expense.
During the three months ended June 28, 2024, the Company recorded other operating charges of $1,370 million. These charges consisted of $1,337 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $32 million related to the Company’s productivity and reinvestment program and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the six months ended June 28, 2024, the Company recorded other operating charges of $2,943 million. These charges consisted of $2,102 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark and $68 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million for transaction costs related to the refranchising of our bottling operations in certain territories in India and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $1 million related to a revision of management’s estimates for tax litigation expense.
Refer to Note 2 for additional information on the refranchising of our bottling operations in certain territories in India. Refer to Note 9 for additional information on the tax litigation. Refer to Note 13 for additional information on the Company’s restructuring initiatives. Refer to Note 16 for additional information on the fairlife acquisition and the impairments. Refer to Note 17 for the impact certain of these charges had on our operating segments and Corporate.

Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended June 27, 2025, the Company recorded net charges of $20 million and $28 million, respectively. During the three and six months ended June 28, 2024, the Company recorded net charges of $24 million and $49 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended June 27, 2025, the Company recognized a net gain of $163 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India, an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America and a charge of $28 million related to assets held for sale.
During the six months ended June 27, 2025, the Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India. The Company also recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America, as well as a charge of $28 million related to assets held for sale, and charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
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
Refer to Note 2 for additional information on the sale of our ownership interest in CCEP, the sale of our ownership interest in an equity method investee in Thailand and the refranchising of our bottling operations. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on the non-U.S. pension curtailment and special termination benefits. Refer to Note 16 for additional information on the impairment charges and the assets held for sale.
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
During the three and six months ended June 27, 2025, the Company incurred expenses of $28 million and $39 million, respectively, and during the three and six months ended June 28, 2024, incurred expenses of $32 million and $68 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for the impact these expenses had on our operating segments and Corporate. The Company has incurred total pretax expenses of $4,465 million related to this program since it commenced.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Service cost	$25	$26	$1	$1
Interest cost	74	77	2	5
Expected return on plan assets[1]	(104)	(117)	(1)	(2)
Amortization of prior service cost (credit)	—	1	—	(1)
Amortization of net actuarial loss (gain)	26	25	—	(1)
Net periodic benefit cost (income)	$21	$12	$2	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2025 net periodic benefit cost (income) were 7.00% for pension plans and 6.75% for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans

	Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Service cost	$51	$53	$2	$2
Interest cost	149	154	5	9
Expected return on plan assets[1]	(208)	(235)	(2)	(4)
Amortization of prior service cost (credit)	—	1	(1)	(2)
Amortization of net actuarial loss (gain)	51	51	—	(2)
Curtailment loss (gain)[2]	11	—	—	—
Special termination benefits[2]	25	—	—	—
Net periodic benefit cost (income)	$79	$24	$4	$3
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
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the six months ended June 27, 2025, the Company contributed $17 million to our pension trusts, offset by $331 million in transfers of surplus non-U.S. plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $12 million during the remainder of 2025. The Company contributed $16 million to our pension trusts, offset by a $44 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the six months ended June 28, 2024.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $993 million (20.7% effective tax rate) and $627 million (20.7% effective tax rate) during the three months ended June 27, 2025 and June 28, 2024, respectively. The Company recorded income taxes of $1,715 million (19.4% effective tax rate) and $1,314 million (19.0% effective tax rate) during the six months ended June 27, 2025 and June 28, 2024, respectively.
The Company’s effective tax rates for the three and six months ended June 27, 2025 and June 28, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 27, 2025 included $12 million and $155 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $54 million and

$107 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rate for the six months ended June 27, 2025 also included a tax benefit of $85 million related to a change in the Company’s indefinite reinvestment assertion for certain foreign entities.
The Company’s effective tax rates for the three and six months ended June 28, 2024 included $119 million and $60 million, respectively, of net tax expense related to various discrete tax items, including the resolution of certain foreign tax matters.
During the six months ended June 27, 2025, the Company invested $148 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and six months ended June 27, 2025, the Company received tax credits and other income tax benefits of $146 million and $155 million, respectively, and recognized amortization expense of $135 million and $142 million, respectively, related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the six months ended June 27, 2025. As of June 27, 2025, the carrying value of these investments was $48 million. The Company recorded $123 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheets as of June 27, 2025 and December 31, 2024. The Company expects to fulfill these unfunded commitments in 2025.
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
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

June 27, 2025	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$1,959	$158	$30	$124	$—		$2,271
Debt securities[1]	—	1,972	—	—	—		1,972
Derivatives[2]	—	320	—	—	(307)	[5]	13	[7]
Total assets	$1,959	$2,450	$30	$124	$(307)		$4,256
Liabilities:
Derivatives[2]	$7	$1,383	$—	$—	$(1,006)	[6]	$384	[7]
Total liabilities	$7	$1,383	$—	$—	$(1,006)		$384
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
5The Company is obligated to return $14 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $712 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $13 million in the line item other noncurrent assets and $384 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
8The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $102 million in the line item prepaid expenses and other current assets, $117 million in the line item other noncurrent assets and $22 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three and six months ended June 27, 2025 and June 28, 2024.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 27, 2025 and June 28, 2024.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Other-than-temporary impairment charges	$(40)	[1]	$(34)	[1]	$(65)	[1,4]	$(34)	[1]
Impairment of intangible assets	(31)	[2]	—		(31)	[2]	(760)	[5]
Assets held for sale	(28)	[3]	—		(28)	[3]	—
Total	$(99)		$(34)		$(124)		$(794)
1During the three and six months ended June 27, 2025 and June 28, 2024, the Company recorded other-than-temporary impairment charges of $40 million and $34 million, respectively, related to an equity method investee in Latin America. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results. These charges were recorded in the line item other income (loss) — net in our consolidated statements of income.
2During the three and six months ended June 27, 2025, the Company recorded an asset impairment charge of $31 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $55 million.

3The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sale price. During the three and six months ended June 27, 2025, the Company recorded a charge of $28 million in the line item other income (loss) — net in our consolidated statements of income. This charge was due to the write-down of assets held for sale related to the refranchising of certain bottling operations in Ghana. This charge, which was calculated based on Level 3 inputs, primarily impacted the line item property, plant and equipment in our consolidated balance sheet.
4During the six months ended June 27, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
5During the six months ended June 28, 2024, the Company recorded an asset impairment charge of $760 million related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of June 27, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $45,067 million and $40,184 million, respectively. As of December 31, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $43,023 million and $38,052 million, respectively.

NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Three Months Ended June 27, 2025
Net operating revenues:
Third party	$3,008	$1,587	$5,028	$1,464	$1,409	$39	$—	$12,535
Intersegment	168	—	1	108	2	—	(279)	—
Total net operating revenues	3,176	1,587	5,029	1,572	1,411	39	(279)	12,535
Cost of goods sold	895	263	2,405	476	1,018	(64)	(279)	4,714
Selling, general and administrative expenses	956	336	1,003	449	334	392	—	3,470
Other operating charges	—	31	—	—	—	40	—	71
Operating income (loss)	$1,325	$957	$1,621	$647	$59	$(329)	$—	$4,280
Interest income								188
Interest expense								445
Equity income (loss) — net								561
Other income (loss) — net								212
Income before income taxes								$4,796

Other segment information:
Capital expenditures	$49	$1	$154	$4	$119	$115	$—	$442
Depreciation and amortization	55	8	81	10	76	49	—	279
Three Months Ended June 28, 2024
Net operating revenues:
Third party	$2,873	$1,652	$4,870	$1,396	$1,537	$35	$—	$12,363
Intersegment	155	—	4	126	2	—	(287)	—
Total net operating revenues	3,028	1,652	4,874	1,522	1,539	35	(287)	12,363
Cost of goods sold	816	317	2,515	436	1,096	(81)	(287)	4,812
Selling, general and administrative expenses	930	414	983	440	345	437	—	3,549
Other operating charges	—	—	—	—	—	1,370	—	1,370
Operating income (loss)	$1,282	$921	$1,376	$646	$98	$(1,691)	$—	$2,632
Interest income								275
Interest expense								418
Equity income (loss) — net								537
Other income (loss) — net								2
Income before income taxes								$3,028

Other segment information:
Capital expenditures	$64	$1	$116	$6	$151	$84	$—	$422
Depreciation and amortization	45	7	82	10	78	47	—	269
Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our Chief Operating Decision Maker.
During the three and six months ended June 27, 2025 and June 28, 2024, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2.
Additionally, during the three months ended June 27, 2025, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $31 million for Latin America due to the impairment of a trademark. Refer to Note 16.

•Operating income (loss) was reduced by $28 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
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
During the three months ended June 28, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $1,337 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) was reduced by $32 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) was reduced by $7 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) was reduced by $3 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Six Months Ended June 27, 2025
Net operating revenues:
Third party	$5,489	$3,064	$9,387	$2,789	$2,870	$65	$—	$23,664
Intersegment	344	—	3	204	4	—	(555)	—
Total net operating revenues	5,833	3,064	9,390	2,993	2,874	65	(555)	23,664
Cost of goods sold	1,654	537	4,511	866	2,028	(164)	(555)	8,877
Selling, general and administrative expenses	1,789	635	1,917	856	668	839	—	6,704
Other operating charges	—	31	—	—	—	113	—	144
Operating income (loss)	$2,390	$1,861	$2,962	$1,271	$178	$(723)	$—	$7,939
Interest income								368
Interest expense								832
Equity income (loss) — net								912
Other income (loss) — net								466
Income before income taxes								$8,853

Other segment information:
Capital expenditures	$90	$1	$269	$5	$224	$162	$—	$751
Depreciation and amortization	99	15	162	22	152	96	—	546
Six Months Ended June 28, 2024
Net operating revenues:
Third party	$5,308	$3,182	$9,094	$2,661	$3,352	$66	$—	$23,663
Intersegment	352	—	6	342	4	—	(704)	—
Total net operating revenues	5,660	3,182	9,100	3,003	3,356	66	(704)	23,663
Cost of goods sold	1,549	566	4,625	835	2,361	(185)	(704)	9,047
Selling, general and administrative expenses	1,749	750	1,842	865	741	953	—	6,900
Other operating charges	—	—	760	—	—	2,183	—	2,943
Operating income (loss)	$2,362	$1,866	$1,873	$1,303	$254	$(2,885)	$—	$4,773
Interest income								521
Interest expense								800
Equity income (loss) — net								891
Other income (loss) — net								1,515
Income before income taxes								$6,900

Other segment information:
Capital expenditures	$102	$1	$217	$10	$328	$134	$—	$792
Depreciation and amortization	90	14	159	21	169	78	—	531
During the six months ended June 27, 2025, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $47 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition.
•Operating income (loss) was reduced by $39 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) was reduced by $31 million for Latin America due to the impairment of a trademark. Refer to Note 16.
•Operating income (loss) was reduced by $8 million for Corporate due to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations.

•Operating income (loss) was reduced by $7 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.
•Operating income (loss) was reduced by $7 million for Corporate due to transaction costs related to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
During the six months ended June 28, 2024, the results of our operating segments and Corporate were impacted by the following items:
•Operating income (loss) was reduced by $2,102 million for Corporate due to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16.
•Operating income (loss) was reduced by $760 million for North America due to the impairment of our BodyArmor trademark. Refer to Note 16.
•Operating income (loss) was reduced by $68 million for Corporate due to the Company’s productivity and reinvestment program. Refer to Note 13.
•Operating income (loss) was reduced by $10 million for North America due to the restructuring of our manufacturing operations in the United States.
•Operating income (loss) was reduced by $7 million for Corporate due to transaction costs related to the refranchising of our bottling operations in certain territories in India. Refer to Note 2.
•Operating income (loss) was reduced by $7 million for Corporate due to charges related to our acquisition of BodyArmor. Refer to Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the heading “Operations Review” below, for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate given the highly volatile global financial markets. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor.
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of, BodyArmor, which offers a line of sports performance and hydration beverages. During 2021, in conjunction with acquiring the remaining ownership interest, we recognized a noncash gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The Company allocated $4.2 billion of the $5.6 billion purchase price to the BodyArmor trademark. During the three months ended March 29, 2024, the operating results related to the trademark were lower than expected. Therefore, the Company revised its projections of the future operating results related to the trademark, which triggered the need to update its impairment analysis. As a result, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $760 million. The decrease in fair value was primarily driven by the revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. As of June 27, 2025, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In January, February and December 2024 as well as May 2025, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three and six months ended June 27, 2025, as applicable.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2025 versus 2024
	Three Months Ended June 27, 2025			Six Months Ended June 27, 2025
	Unit Cases[1,2,3]		Concentrate Sales[4]	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	(1)%		(1)%	1%		—%
Europe, Middle East & Africa	3		2	3		2
Latin America	(2)		(1)	(1)		(2)
North America	(1)		—	(2)		(2)
Asia Pacific	(3)		(5)	1		(2)	[6]
Bottling Investments	(5)	[5]	N/A	(12)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and six months ended June 27, 2025 decreased 2% and 1%, respectively.
6After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the six months ended June 27, 2025 grew 1%.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended June 27, 2025 versus Three Months Ended June 28, 2024
Unit case volume in Europe, Middle East and Africa increased 3%, which included 5% growth in sparkling flavors, 4% growth in water, sports, coffee and tea, and 1% growth in Trademark Coca-Cola, as well as growth in energy drinks, partially offset by a 3% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included an increase in unit case volume of 5% in the Eurasia and Middle East operating unit, 2% in the Africa operating unit and 1% in the Europe operating unit, as well as growth in energy drinks.
Unit case volume in Latin America decreased 2%, which included a 4% decline in water, sports, coffee and tea, a 1% decline in Trademark Coca-Cola and a 3% decline in sparkling flavors, partially offset by 1% growth in juice, value-added dairy and plant-based beverages and growth in energy drinks. The operating segment’s volume performance included a decline of 6% in Mexico, partially offset by 14% growth in Argentina.
Unit case volume in North America decreased 1%, which included a 1% decline in Trademark Coca-Cola, a 3% decline in juice, value-added dairy and plant-based beverages and a 1% decline in water, sports, coffee and tea, partially offset by 1% growth in sparkling flavors and growth in energy drinks.

Unit case volume in Asia Pacific decreased 3%, which included a 7% decline in sparkling flavors, a 10% decline in juice, value-added dairy and plant-based beverages and a 2% decline in Trademark Coca-Cola, partially offset by 2% growth in water, sports, coffee and tea, as well as growth in energy drinks. The operating segment’s volume performance included a decline of 6% in both the India and Southwest Asia and the ASEAN and South Pacific operating units, as well as a decline of 2% in the Japan and South Korea operating unit, partially offset by 1% growth in the Greater China and Mongolia operating unit and growth in energy drinks.
Unit case volume for Bottling Investments decreased 5%, driven by the impact of refranchising our bottling operations in certain territories in India and declines across most markets.
Six Months Ended June 27, 2025 versus Six Months Ended June 28, 2024
Unit case volume in Europe, Middle East and Africa increased 3%, which included 2% growth in Trademark Coca-Cola, 4% growth in sparkling flavors and 3% growth in water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 4% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included an increase in unit case volume of 8% in the Eurasia and Middle East operating unit, 2% in the Africa operating unit and growth in energy drinks. Unit case volume in the Europe operating unit was even.
Unit case volume in Latin America decreased 1%, which included a 4% decline in sparkling flavors and a 2% decline in water, sports, coffee and tea, partially offset by 1% growth in juice, value-added dairy and plant-based beverages as well as growth in energy drinks. Unit case volume in Trademark Coca-Cola was even. The operating segment’s volume performance included a decline of 5% in Mexico, partially offset by 15% growth in Argentina and 2% growth in Brazil.
Unit case volume in North America decreased 2%, which included a 2% decline in Trademark Coca-Cola, a 3% decline in water, sports, coffee and tea, and a decline of 1% in juice, value-added dairy and plant-based beverages, partially offset by growth in energy drinks. Unit case volume in sparkling flavors was even.
Unit case volume in Asia Pacific increased 1%, which included 4% growth in water, sports, coffee and tea and 1% growth in Trademark Coca-Cola, as well as growth in energy drinks, partially offset by a decline of 3% in juice, value-added dairy and plant-based beverages and a decline of 1% in sparkling flavors. The operating segment’s volume performance included 3% growth in both the Greater China and Mongolia and the India and Southwest Asia operating units and growth in energy drinks, partially offset by a decline of 4% in the ASEAN and South Pacific operating unit and a decline of 1% in the Japan and South Korea operating unit.
Unit case volume for Bottling Investments decreased 12%, primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During the three months ended June 27, 2025, both worldwide concentrate sales volume and unit case volume decreased 1% compared to the three months ended June 28, 2024. During the six months ended June 27, 2025, worldwide concentrate sales volume was even and unit case volume increased 1% compared to the six months ended June 28, 2024. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2025 had two fewer days when compared to the first quarter of 2024, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended June 27, 2025. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We expect the differences between concentrate sales volume and unit case volume growth rates to be minimal on a full year basis.

Net Operating Revenues
Three Months Ended June 27, 2025 versus Three Months Ended June 28, 2024
During the three months ended June 27, 2025, net operating revenues were $12,535 million, compared to $12,363 million during the three months ended June 28, 2024, an increase of $172 million, or 1%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	(1)%	6%	(3)%	—%	1%
Europe, Middle East & Africa	2	3	1	—	5
Latin America	(1)	15	(17)	—	(4)
North America	—	3	—	—	3
Asia Pacific	(5)	10	(2)	—	3
Bottling Investments	(2)	—	(4)	(3)	(8)
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures, if any. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
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
Price, product and geographic mix had a 6% favorable impact on our consolidated net operating revenues. Price, product and geographic mix was impacted by a variety of factors and events including, but not limited to, the following:
•Europe, Middle East and Africa — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, and favorable mix;
•North America — favorable pricing initiatives, partially offset by unfavorable mix;
•Asia Pacific — favorable pricing initiatives and favorable mix; and
•Bottling Investments — favorable pricing initiatives, offset by unfavorable mix.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted our consolidated net operating revenues by 3%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Ethiopian birr and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Six Months Ended June 27, 2025 versus Six Months Ended June 28, 2024
During the six months ended June 27, 2025, net operating revenues were $23,664 million, compared to $23,663 million during the six months ended June 28, 2024, an increase of $1 million.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	—%	5%	(4)%	(1)%	—%
Europe, Middle East & Africa	2	4	(3)	—	3
Latin America	(2)	15	(17)	—	(4)
North America	(2)	5	—	—	3
Asia Pacific	1	5	(4)	(2)	—
Bottling Investments	(2)	2	(3)	(11)	(14)
Note: Certain rows may not add due to rounding.
1Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in unit case equivalents) after considering the impact of acquisitions and divestitures, if any. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume computed by comparing the total sales (rather than the average daily sales) in each of the corresponding periods after considering the impact of structural changes, if any. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only after considering the impact of structural changes, if any. Refer to the heading “Beverage Volume” above.
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
•Asia Pacific — favorable pricing initiatives and favorable mix; and
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted our consolidated net operating revenues by 4%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Ethiopian birr, and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound, South African rand, Kenyan shilling and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Our gross profit margin increased to 62.4% for the three months ended June 27, 2025, compared to 61.1% for the three months ended June 28, 2024. Our gross profit margin increased to 62.5% for the six months ended June 27, 2025, compared to 61.8% for the six months ended June 28, 2024. The increases were primarily due to the impact of favorable pricing initiatives and the refranchising of certain of our bottling operations, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
During the three months ended June 27, 2025, selling, general and administrative expenses were $3,470 million, compared to $3,549 million during the three months ended June 28, 2024, a decrease of $79 million, or 2%. During the six months ended June 27, 2025, selling, general and administrative expenses were $6,704 million, compared to $6,900 million during the six months ended June 28, 2024, a decrease of $196 million, or 3%. These decreases were primarily due to the refranchising of certain of our bottling operations as well as the timing of our marketing expenses. During the six months ended June 27, 2025, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 1%. Advertising expenses for the three months ended June 27, 2025 and June 28, 2024 were $1,328 million and $1,400 million, respectively. Advertising expenses for the six months ended June 27, 2025 and June 28, 2024 were $2,417 million and $2,561 million, respectively.
As of June 27, 2025, we had $334 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Europe, Middle East & Africa	$—	$—	$—	$—
Latin America	31	—	31	—
North America	—	—	—	760
Asia Pacific	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	40	1,370	113	2,183
Total	$71	$1,370	$144	$2,943
During the three months ended June 27, 2025, the Company recorded other operating charges of $71 million. These charges primarily included $31 million related to the impairment of a trademark in Latin America, $28 million related to the Company’s productivity and reinvestment program, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $2 million related to tax litigation expense.
During the six months ended June 27, 2025, the Company recorded other operating charges of $144 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $39 million related to the Company’s productivity and reinvestment program, $31 million related to the impairment of a trademark in Latin America, $8 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $5 million related to tax litigation expense.
During the three months ended June 28, 2024, the Company recorded other operating charges of $1,370 million. These charges consisted of $1,337 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $32 million related to the Company’s productivity and reinvestment program and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the six months ended June 28, 2024, the Company recorded other operating charges of $2,943 million. These charges consisted of $2,102 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $760 million related to the impairment of our BodyArmor trademark and $68 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition. These charges were partially offset by a net benefit of $1 million related to a revision of management’s estimates for tax litigation expense.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the refranchising of our bottling operations in certain territories in India. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition and the impairments. Refer to Note 17 of Notes to Consolidated Financial Statements for the impact certain of these charges had on our operating segments and Corporate.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Europe, Middle East & Africa	31.0%	48.7%	30.1%	49.5%
Latin America	22.3	35.0	23.4	39.1
North America	37.9	52.2	37.3	39.2
Asia Pacific	15.1	24.6	16.0	27.3
Bottling Investments	1.4	3.7	2.3	5.3
Corporate	(7.7)	(64.2)	(9.1)	(60.4)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Consolidated	34.1%	21.3%	33.6%	20.2%
Europe, Middle East & Africa	44.1	44.6	43.5	44.5
Latin America	60.3	55.8	60.7	58.7
North America	32.3	28.2	31.6	20.6
Asia Pacific	44.2	46.3	45.6	49.0
Bottling Investments	4.2	6.4	6.2	7.6
Corporate	*	*	*	*
* Calculation is not meaningful.

Three Months Ended June 27, 2025 versus Three Months Ended June 28, 2024
During the three months ended June 27, 2025, operating income was $4,280 million, compared to $2,632 million during the three months ended June 28, 2024, an increase of $1,648 million, or 63%. The increase was driven by lower other operating charges, favorable pricing initiatives and lower selling, general and administrative expenses, partially offset by a decrease in concentrate sales volume of 1%, higher commodity costs and an unfavorable foreign currency exchange rate impact of 14%.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted consolidated operating income by 14% due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso and Brazilian real, which had an unfavorable impact on our Latin America operating segment. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,325 million and $1,282 million for the three months ended June 27, 2025 and June 28, 2024, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 2%, favorable pricing initiatives and lower operating expenses due to timing, partially offset by higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 4%.
Latin America reported operating income of $957 million and $921 million for the three months ended June 27, 2025 and June 28, 2024, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, lower commodity costs and decreased marketing spending due to timing, partially offset by a decrease in concentrate sales volume of 1%, higher operating expenses, higher other operating charges and an unfavorable foreign currency exchange rate impact of 29%.
Operating income for North America for the three months ended June 27, 2025 and June 28, 2024 was $1,621 million and $1,376 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and lower operating expenses, partially offset by increased marketing spending and an unfavorable foreign currency exchange rate impact of 1%.
Asia Pacific’s operating income for the three months ended June 27, 2025 and June 28, 2024 was $647 million and $646 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decrease in concentrate sales volume of 5%, higher commodity costs and an unfavorable foreign currency exchange rate impact of 8%.
Bottling Investments’ operating income for the three months ended June 27, 2025 and June 28, 2024 was $59 million and $98 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in certain territories in India, a decrease in unit case volume of 2%, higher commodity costs and an unfavorable foreign currency exchange rate impact of 4%.
Corporate’s operating loss for the three months ended June 27, 2025 and June 28, 2024 was $329 million and $1,691 million, respectively. Operating loss in 2025 decreased primarily as a result of lower other operating charges, primarily due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Six Months Ended June 27, 2025 versus Six Months Ended June 28, 2024
During the six months ended June 27, 2025, operating income was $7,939 million, compared to $4,773 million during the six months ended June 28, 2024, an increase of $3,166 million, or 66%. The increase was driven by lower other operating charges and favorable pricing initiatives, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 16%.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted consolidated operating income by 16% due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Zimbabwe gold, Ethiopian birr, and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, British pound, and South African rand, which had a favorable impact on our Asia Pacific; Europe, Middle East and Africa; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

The Europe, Middle East and Africa operating segment reported operating income of $2,390 million and $2,362 million for the six months ended June 27, 2025 and June 28, 2024, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 2% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 6%.
Latin America reported operating income of $1,861 million and $1,866 million for the six months ended June 27, 2025 and June 28, 2024, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 2%, higher other operating charges and an unfavorable foreign currency exchange rate impact of 26%, partially offset by favorable pricing initiatives, lower commodity costs and lower marketing spending due to timing.
Operating income for North America for the six months ended June 27, 2025 and June 28, 2024 was $2,962 million and $1,873 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and lower other operating charges due to the impairment of our BodyArmor trademark in the prior year, partially offset by a decrease in concentrate sales volume of 2%, higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 1%. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.
Asia Pacific’s operating income for the six months ended June 27, 2025 and June 28, 2024 was $1,271 million and $1,303 million, respectively. The decrease in operating income was primarily driven by the impact of structural changes, higher commodity costs, higher operating expenses and an unfavorable foreign currency exchange rate impact of 10%, partially offset by concentrate sales volume growth of 1%, favorable pricing initiatives and lower marketing spending due to timing.
Bottling Investments’ operating income for the six months ended June 27, 2025 and June 28, 2024 was $178 million and $254 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, a decrease in unit case volume of 2%, higher commodity costs, higher operating expenses and an unfavorable foreign currency exchange rate impact of 4%, partially offset by favorable pricing initiatives.
Corporate’s operating loss for the six months ended June 27, 2025 and June 28, 2024 was $723 million and $2,885 million, respectively. Operating loss in 2025 decreased primarily as a result of lower other operating charges, primarily due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition as well as lower marketing spending due to timing. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2025 operating income.
Interest Income
During the three months ended June 27, 2025, interest income was $188 million, compared to $275 million during the three months ended June 28, 2024, a decrease of $87 million, or 32%. During the six months ended June 27, 2025, interest income was $368 million, compared to $521 million during the six months ended June 28, 2024, a decrease of $153 million, or 29%. The decreases were primarily driven by lower average investment balances on our Corporate and certain international investments.
Interest Expense
During the three months ended June 27, 2025, interest expense was $445 million, compared to $418 million during the three months ended June 28, 2024, an increase of $27 million, or 6%. During the six months ended June 27, 2025, interest expense was $832 million, compared to $800 million during the six months ended June 28, 2024, an increase of $32 million, or 4%. The increases were primarily due to the impact of higher debt balances, partially offset by lower rates on derivative instruments compared to the prior year.
Equity Income (Loss) — Net
During the three months ended June 27, 2025, equity income was $561 million, compared to equity income of $537 million during the three months ended June 28, 2024, an increase of $24 million, or 4%. During the six months ended June 27, 2025, equity income was $912 million, compared to equity income of $891 million during the six months ended June 28, 2024, an increase of $21 million, or 2%.

Other Income (Loss) — Net
Three Months Ended June 27, 2025 versus Three Months Ended June 28, 2024
During the three months ended June 27, 2025, other income (loss) — net was income of $212 million. The Company recognized a net gain of $163 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India and dividend income of $36 million. Additionally, the Company recorded an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America, a charge of $28 million related to assets held for sale, $12 million of costs related to our trade accounts receivable factoring program and net foreign currency exchange losses of $4 million. Other income (loss) — net also included income of $3 million related to the non-service cost components of net periodic benefit cost.
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
Six Months Ended June 27, 2025 versus Six Months Ended June 28, 2024
During the six months ended June 27, 2025, other income (loss) — net was income of $466 million. The Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India and dividend income of $91 million. Additionally, the Company recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Other income (loss) — net also included $36 million of costs related to our trade accounts receivable factoring program, a charge of $28 million related to assets held for sale, net foreign currency exchange losses of $20 million and expense of $30 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our divestiture activities. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges.
Income Taxes
The Company recorded income taxes of $993 million (20.7% effective tax rate) and $627 million (20.7% effective tax rate) during the three months ended June 27, 2025 and June 28, 2024, respectively. The Company recorded income taxes of $1,715 million (19.4% effective tax rate) and $1,314 million (19.0% effective tax rate) during the six months ended June 27, 2025 and June 28, 2024, respectively.
The Company’s effective tax rates for the three and six months ended June 27, 2025 and June 28, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended June 27, 2025 included $12 million and $155 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $54 million and $107 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rate for the six months ended June 27, 2025 also included a tax benefit of $85 million related to a change in the Company’s indefinite reinvestment assertion for certain foreign entities.
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
Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project. The OECD is currently coordinating a two-pillared project on behalf of the Group of Twenty (G20) and other participating countries which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Pillar One would allow countries to reallocate a portion of profits earned by multinational businesses with an annual global revenue exceeding €20 billion and a profit margin of over 10% to applicable market jurisdictions. While the OECD issued draft language for the international implementation of Pillar One in October 2023, both the substantive rules and implementation process remain under discussion at the OECD, so the timetable for any implementation remains uncertain.
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, while many others have indicated their intent to adopt, or have adopted, legislation effective in 2025. On June 28, 2025, the Group of Seven (G7) released a statement announcing an understanding of a potential “side-by-side system” approach to the Pillar Two framework that would exclude U.S.-parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. The Company will continue to monitor developments to determine any potential impact in the countries in which we operate.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $14.3 billion as of June 27, 2025. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of June 27, 2025. These backup lines of credit expire at various times through 2030.

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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $8,400 million and $10,021 million of trade accounts receivables under this program during the six months ended June 27, 2025 and June 28, 2024, respectively. The costs of factoring such receivables were $36 million and $51 million for the six months ended June 27, 2025 and June 28, 2024, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) controlled as to the validity of those regulations. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of June 27, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $241 million as of June 27, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three and six months ended June 27, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $800 million, respectively. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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

Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 27, 2025 was $1,391 million, and net cash provided by operating activities during the six months ended June 28, 2024 was $4,113 million, a decrease of $5,504 million. The decrease was primarily driven by $6,069 million of the $6,173 million final milestone payment for fairlife that was made during the six months ended June 27, 2025, the prior year benefits of both the trade accounts receivable factoring program and the dividend payment from an equity method investee in Thailand, higher net interest payments, as well as the unfavorable impact due to foreign currency exchange rate fluctuations. These items were partially offset by strong cash operating results, lower tax payments, the transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company and the timing of changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 27, 2025 was $278 million, and net cash provided by investing activities during the six months ended June 28, 2024 was $997 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended June 27, 2025, purchases of investments were $2,865 million and proceeds from disposals of investments were $2,201 million, resulting in a net cash outflow of $664 million. During the six months ended June 28, 2024, purchases of investments were $3,827 million and proceeds from disposals of investments were $2,662 million, resulting in a net cash outflow of $1,165 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended June 27, 2025 and June 28, 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $973 million and $2,907 million, respectively. The activity during the six months ended June 27, 2025 primarily related to the sale of a portion of our ownership interest in CCEP and the refranchising of certain of our bottling operations. The activity during the six months ended June 28, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the six months ended June 27, 2025 and June 28, 2024 were $751 million and $792 million, respectively.
Other Investing Activities
During the six months ended June 27, 2025 and June 28, 2024, the total cash inflow was $124 million and $127 million, respectively. The activity during the six months ended June 27, 2025 included $98 million related to the reimbursement of advanced payments made to finance the construction of leased assets. The activity during the six months ended June 28, 2024 included the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 27, 2025 was $52 million, and net cash used in financing activities during the six months ended June 28, 2024 was $532 million.
Loans, Notes Payable and Long-Term Debt
During the six months ended June 27, 2025, the Company had issuances of debt of $5,320 million, which consisted of $1,547 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $3,205 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $568 million, net of related discounts and issuance costs. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.
The Company made payments of debt of $2,630 million during the six months ended June 27, 2025, which consisted of $1,957 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $673 million.

During the six months ended June 28, 2024, the Company had issuances of debt of $6,832 million, which consisted of $2,677 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $4,155 million, net of related discounts and issuance costs.
The Company made payments of debt of $4,734 million during the six months ended June 28, 2024, which consisted of $1,117 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, payments of $2,450 million related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,167 million.
Issuances of Stock
The issuances of stock during the six months ended June 27, 2025 and June 28, 2024 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the six months ended June 27, 2025, the total cash outflow for treasury stock purchases was $472 million. The Company repurchased 5.4 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $66.27 per share, for a total cost of $360 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the six months ended June 27, 2025 resulted in a net cash outflow of $249 million.
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
Dividends
During the six months ended June 27, 2025 and June 28, 2024, the Company paid dividends of $2,283 million and $2,184 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2024 and 2025 second quarterly dividends in the third quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.51 per share at its July 2025 meeting. This dividend is payable on October 1, 2025 to shareowners of record as of the close of business on September 15, 2025.
Other Financing Activities
During the six months ended June 27, 2025 and June 28, 2024, the total cash outflow for other financing activities was $106 million and $9 million, respectively. The cash outflow during the six months ended June 27, 2025 included $104 million of the $6,173 million final milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and six months ended June 27, 2025 by 14% and 16%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2025. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and provides updates to a previously reported environmental matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of June 27, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of June 27, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of June 27, 2025 to $493 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $241 million as of June 27, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended June 27, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $800 million, respectively. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31,

2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Environmental Matter
On June 20, 2024, the Mayor and City Council of Baltimore filed a lawsuit against the Company and several unrelated parties in the Circuit Court for Baltimore City, Maryland (“Baltimore Circuit Court”), concerning the environmental impacts of plastic packaging on the city’s lands and waterways. The Company believes it has strong defenses to the claims. On July 21, 2025, the Baltimore Circuit Court granted in part the Company’s Motion to Dismiss, dismissing with prejudice all claims except the public nuisance claim. Proceedings on the public nuisance claim have been stayed pending the outcome of informative Maryland Supreme Court cases.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 27, 2025 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
March 29, 2025 through April 25, 2025	179,517	$71.34	178,100	71,879,934
April 26, 2025 through May 23, 2025	143,023	71.13	142,000	71,737,934
May 24, 2025 through June 27, 2025	823,333	70.72	823,100	70,914,834
Total	1,145,873	$70.87	1,143,200
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
Item 5. Other Information
During the fiscal quarter ended June 27, 2025, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

10.1	The Coca-Cola Company Directors’ Plan, as amended and restated effective June 1, 2025.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 27, 2025 and June 28, 2024; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 27, 2025 and June 28, 2024; (iii) Consolidated Balance Sheets as of June 27, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 27, 2025 and June 28, 2024; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	July 24, 2025	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)