Form 10-Q
period 2025-09-26
COCA COLA CO
filed 2025-10-23
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File Number: 001-02217
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 21, 2025
$0.25 Par Value	4,301,608,845

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net Operating Revenues	$12,455	$11,854	$36,119	$35,517
Cost of goods sold	4,797	4,664	13,674	13,711
Gross Profit	7,658	7,190	22,445	21,806
Selling, general and administrative expenses	3,618	3,636	10,322	10,536
Other operating charges	58	1,044	202	3,987
Operating Income	3,982	2,510	11,921	7,283
Interest income	185	263	553	784
Interest expense	391	425	1,223	1,225
Equity income (loss) — net	644	541	1,556	1,432
Other income (loss) — net	(237)	491	229	2,006
Income Before Income Taxes	4,183	3,380	13,036	10,280
Income taxes	500	530	2,215	1,844
Consolidated Net Income	3,683	2,850	10,821	8,436
Less: Net income (loss) attributable to noncontrolling interests	(13)	2	(15)	—
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,696	$2,848	$10,836	$8,436
Basic Net Income Per Share[1]	$0.86	$0.66	$2.52	$1.96
Diluted Net Income Per Share[1]	$0.86	$0.66	$2.51	$1.95
Average Shares Outstanding — Basic	4,303	4,311	4,303	4,310
Effect of dilutive securities	10	12	11	11
Average Shares Outstanding — Diluted	4,313	4,323	4,314	4,321
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Consolidated Net Income	$3,683	$2,850	$10,821	$8,436
Other Comprehensive Income:
Net foreign currency translation adjustments	437	228	2,159	(1,089)
Net gains (losses) on derivatives	152	(218)	(449)	(51)
Net change in unrealized gains (losses) on available-for-sale debt securities	9	3	32	(19)
Net change in pension and other postretirement benefit liabilities	7	(10)	27	13
Total Comprehensive Income	4,288	2,853	12,590	7,290
Less: Comprehensive income (loss) attributable to noncontrolling interests	(214)	83	(137)	115
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$4,502	$2,770	$12,727	$7,175
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	September 26, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$12,732	$10,828
Short-term investments	1,142	2,020
Total Cash, Cash Equivalents and Short-Term Investments	13,874	12,848
Marketable securities	1,907	1,723
Trade accounts receivable, less allowances of $520 and $506, respectively	3,946	3,569
Inventories	4,802	4,728
Prepaid expenses and other current assets	2,718	3,129
Total Current Assets	27,247	25,997
Equity method investments	20,323	18,087
Deferred income tax assets	1,267	1,319
Property, plant and equipment, less accumulated depreciation of $9,873 and $9,570, respectively	10,902	10,303
Trademarks with indefinite lives	13,515	13,301
Goodwill	18,662	18,139
Other noncurrent assets	14,129	13,403
Total Assets	$106,045	$100,549
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$17,692	$21,715
Loans and notes payable	2,319	1,499
Current maturities of long-term debt	1,920	648
Accrued income taxes	568	1,387
Total Current Liabilities	22,499	25,249
Long-term debt	43,177	42,375
Other noncurrent liabilities	4,667	4,084
Deferred income tax liabilities	2,435	2,469
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	20,489	19,801
Reinvested earnings	80,305	76,054
Accumulated other comprehensive income (loss)	(14,952)	(16,843)
Treasury stock, at cost — 2,738 and 2,738 shares, respectively	(56,355)	(55,916)
Equity Attributable to Shareowners of The Coca-Cola Company	31,247	24,856
Equity attributable to noncontrolling interests	2,020	1,516
Total Equity	33,267	26,372
Total Liabilities and Equity	$106,045	$100,549
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 26, 2025	September 27, 2024
Operating Activities
Consolidated net income	$10,821	$8,436
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	814	799
Stock-based compensation expense	204	207
Deferred income taxes	496	—
Equity (income) loss — net of dividends	(859)	(693)
Foreign currency adjustments	127	(61)
Significant (gains) losses — net	(396)	(1,722)
Other operating charges	38	3,874
Other items	447	(143)
Net change in operating assets and liabilities	(8,040)	(7,843)
Net Cash Provided by (Used in) Operating Activities	3,652	2,854
Investing Activities
Purchases of investments	(3,292)	(4,398)
Proceeds from disposals of investments	4,300	5,125
Acquisitions of businesses, equity method investments and nonmarketable securities	(356)	(153)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1,020	3,468
Purchases of property, plant and equipment	(1,230)	(1,261)
Proceeds from disposals of property, plant and equipment	21	33
Collateral (paid) received associated with hedging activities — net	300	299
Other investing activities	214	194
Net Cash Provided by (Used in) Investing Activities	977	3,307
Financing Activities
Issuances of loans, notes payable and long-term debt	4,854	11,298
Payments of loans, notes payable and long-term debt	(4,166)	(7,925)
Issuances of stock	243	717
Purchases of stock for treasury	(644)	(1,228)
Dividends	(4,391)	(4,274)
Proceeds from sale of a noncontrolling interest	1,277	—
Other financing activities	(261)	(14)
Net Cash Provided by (Used in) Financing Activities	(3,088)	(1,426)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	335	(266)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	1,876	4,469
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,488	9,692
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	13,364	14,161
Less: Restricted cash and restricted cash equivalents at end of period	632	223
Cash and Cash Equivalents at End of Period	$12,732	$13,938
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2025 and the third quarter of 2024 ended on September 26, 2025 and September 27, 2024, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	September 26, 2025	December 31, 2024
Cash and cash equivalents	$12,732	$10,828
Restricted cash and restricted cash equivalents	632	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,364	$11,488

	September 27, 2024	December 31, 2023
Cash and cash equivalents	$13,938	$9,366
Restricted cash and restricted cash equivalents	223	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$14,161	$9,692
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $356 million and $153 million during the nine months ended September 26, 2025 and September 27, 2024, respectively. The activity during 2025 included an additional investment of $54 million in an equity method investee in Japan. The activity during the nine months ended September 26, 2025 and September 27, 2024 included $271 million and $114 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended September 26, 2025 totaled $1,020 million. In March 2025, the Company sold a portion of our ownership interest in Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $741 million and recognized a net gain of $331 million. In May 2025, the Company refranchised our bottling operations in certain territories in India that were held for sale as of December 31, 2024, for which we received net cash proceeds of $218 million and recognized a net gain of $102 million.
Proceeds from disposals of businesses, equity method investments and nonmarketable securities during the nine months ended September 27, 2024 totaled $3,468 million. The Company refranchised our bottling operations in certain territories in India in January and February 2024, for which we received net cash proceeds of $474 million and recognized a net gain of $290 million. In February 2024, the Company refranchised our bottling operations in the Philippines to CCEP and a local business partner, for which we received net cash proceeds of $1,652 million and recognized a net gain of $595 million. We also sold our ownership interest in an equity method investee in Thailand, for which we received net cash proceeds of $718 million and recognized a net gain of $506 million. Additionally, the Company refranchised our bottling operations in Bangladesh to Coca-Cola İçecek A.Ş., an equity method investee, for which we received net cash proceeds of $27 million and a note receivable of $29 million and recognized a net loss of $18 million, primarily due to the related reclassification of net foreign currency translation adjustments to income. During the nine months ended September 26, 2025, the Company recognized an additional loss of $14 million related to post-closing adjustments and a corresponding reduction in the outstanding note receivable balance. In July 2024, we sold a portion of our interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”), an equity method investee, to Coke Consolidated, for which we received cash proceeds of $554 million and recognized a net gain of $338 million.
These gains and losses were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
As of September 26, 2025, certain of the Company’s finished product operations in Nigeria, which were included in the Europe, Middle East & Africa operating segment, met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. As there are significant negative net foreign currency translation adjustments that will be reclassified to income upon sale, the carrying amount of the assets held for sale (including the net foreign currency translation adjustments) exceeded the estimated proceeds, which required us to record an impairment loss in excess of the carrying amount of the assets held for sale (excluding the net foreign currency translation adjustments).
As a result, during the three and nine months ended September 26, 2025, the Company recorded a charge of $393 million, which consisted of a $235 million charge to write off the carrying amount of the assets held for sale (excluding the net foreign currency translation adjustments) and a $158 million charge to accrue the remaining difference between the carrying amount (including the net foreign currency translation adjustments) and the estimated proceeds. The accrual was recorded in the line item accounts payable and accrued expenses in our consolidated balance sheet. These charges were recorded in the line item other income (loss) — net in our consolidated statements of income. The sale of these operations was completed on October 2, 2025.

Assets and Liabilities Held for Sale — Subsequent Event
In October 2025, the Company entered into a definitive agreement to sell a portion of our interest in our bottling operations in Africa to Coca-Cola HBC AG (“CCHBC”), an equity method investee. Closing is subject to various regulatory approvals and is expected by the end of 2026, upon which we will deconsolidate these bottling operations. We have also agreed to a separate option arrangement for CCHBC to acquire the Company’s remaining 25% ownership interest within a six-year period from closing. As these operations met the criteria to be classified as held for sale during the fourth quarter, we will be required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. Due to the significant negative net foreign currency translation adjustments that will be reclassified to income upon sale, we will be required to reduce the carrying amount of the assets held for sale, which will result in an impairment charge of approximately $1 billion during the fourth quarter of 2025.
The following table presents information related to the major classes of assets and liabilities of our bottling operations in Africa as of September 26, 2025, which were included in the Bottling Investments operating segment, that will be classified as held for sale during the fourth quarter of 2025 (in millions):

September 26, 2025
Cash, cash equivalents and short-term investments	$121
Trade accounts receivable, less allowances	393
Inventories	445
Prepaid expenses and other current assets	162
Equity method investments	5
Deferred income tax assets	33
Property, plant and equipment — net	1,817
Trademarks with indefinite lives	2
Goodwill	3,206
Other noncurrent assets	52
Assets held for sale	$6,236
Accounts payable and accrued expenses	$641
Loans and notes payable	226
Current maturities of long-term debt	375
Long-term debt	903
Other noncurrent liabilities	139
Deferred income tax liabilities	157
Liabilities held for sale	$2,441
NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended September 26, 2025
Concentrate operations	$2,375	$5,823	$8,198
Finished product operations	2,743	1,514	4,257
Total	$5,118	$7,337	$12,455
Three Months Ended September 27, 2024
Concentrate operations	$2,283	$4,775	$7,058
Finished product operations	2,620	2,176	4,796
Total	$4,903	$6,951	$11,854

	United States	International	Total
Nine Months Ended September 26, 2025
Concentrate operations	$6,570	$17,100	$23,670
Finished product operations	7,736	4,713	12,449
Total	$14,306	$21,813	$36,119
Nine Months Ended September 27, 2024
Concentrate operations	$6,686	$14,521	$21,207
Finished product operations	7,075	7,235	14,310
Total	$13,761	$21,756	$35,517
Refer to Note 17 for disclosures of net operating revenues by operating segment and Corporate.
NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
September 26, 2025
Marketable securities	$477	$—
Other noncurrent assets	1,964	44
Total equity securities	$2,441	$44
December 31, 2024
Marketable securities	$418	$—
Other noncurrent assets	1,616	40
Total equity securities	$2,034	$40
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	September 26, 2025	September 27, 2024
Net gains (losses) recognized during the period related to equity securities	$165	$116
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	17	18
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$148	$98

	Nine Months Ended
	September 26, 2025	September 27, 2024
Net gains (losses) recognized during the period related to equity securities	$315	$351
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	38	85
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$277	$266

Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
September 26, 2025
Trading securities	$48	$1	$—	$49
Available-for-sale securities	1,807	23	(74)	1,756
Total debt securities	$1,855	$24	$(74)	$1,805
December 31, 2024
Trading securities	$45	$1	$(1)	$45
Available-for-sale securities	1,728	21	(118)	1,631
Total debt securities	$1,773	$22	$(119)	$1,676
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	September 26, 2025		December 31, 2024
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$49	$1,381	$45	$1,260
Other noncurrent assets	—	375	—	371
Total debt securities	$49	$1,756	$45	$1,631
The contractual maturities of these available-for-sale debt securities as of September 26, 2025 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$405	$399
After 1 year through 5 years	1,186	1,147
After 5 years through 10 years	41	47
After 10 years	175	163
Total	$1,807	$1,756
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Gross gains	$—	$9	$3	$14
Gross losses	(1)	(1)	(5)	(10)
Proceeds	397	206	604	646
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,219 million and $1,883 million as of September 26, 2025 and December 31, 2024, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.

NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	September 26, 2025	December 31, 2024
Raw materials and packaging	$2,751	$2,794
Finished goods	1,638	1,524
Other	413	410
Total inventories	$4,802	$4,728
NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	September 26, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$84	$311
Foreign currency contracts	Other noncurrent assets	31	82
Commodity contracts	Prepaid expenses and other current assets	—	2
Interest rate contracts	Other noncurrent assets	125	27
Total assets		$240	$422
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$252	$14
Foreign currency contracts	Other noncurrent liabilities	56	39
Commodity contracts	Accounts payable and accrued expenses	2	—
Interest rate contracts	Accounts payable and accrued expenses	23	—
Interest rate contracts	Other noncurrent liabilities	722	922
Total liabilities		$1,055	$975
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
2Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	September 26, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$116	$152
Foreign currency contracts	Other noncurrent assets	26	8
Commodity contracts	Prepaid expenses and other current assets	13	7
Commodity contracts	Other noncurrent assets	2	—
Other derivative instruments	Prepaid expenses and other current assets	2	—
Total assets		$159	$167
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$79	$86
Foreign currency contracts	Other noncurrent liabilities	3	12
Commodity contracts	Accounts payable and accrued expenses	16	40
Commodity contracts	Other noncurrent liabilities	1	—
Other derivative instruments	Accounts payable and accrued expenses	4	6
Total liabilities		$103	$144
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in the fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into income. The maximum length of time for which the Company hedges its exposure to the variability in future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the

Company’s foreign currency cash flow hedging program were $10,151 million and $9,206 million as of September 26, 2025 and December 31, 2024, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into income for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both September 26, 2025 and December 31, 2024.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $90 million and $58 million as of September 26, 2025 and December 31, 2024, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that were designated and qualified for this program was $1,785 million as of September 26, 2025. There were no derivatives that were designated as part of the Company’s interest rate cash flow hedging program as of December 31, 2024.
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and income (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended September 26, 2025
Foreign currency contracts	$41	Net operating revenues	$(109)
Foreign currency contracts	12	Cost of goods sold	—
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(6)	Other income (loss) — net	(1)
Commodity contracts	4	Cost of goods sold	—
Interest rate contracts	—	Interest expense	(1)
Total	$51		$(112)
Three Months Ended September 27, 2024
Foreign currency contracts	$(150)	Net operating revenues	$48
Foreign currency contracts	(15)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	10	Other income (loss) — net	22
Commodity contracts	1	Cost of goods sold	—
Interest rate contracts	(55)	Interest expense	(1)
Total	$(209)		$72

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended September 26, 2025
Foreign currency contracts	$(729)	Net operating revenues	$(137)
Foreign currency contracts	(6)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	31	Other income (loss) — net	67
Commodity contracts	(6)	Cost of goods sold	(2)
Interest rate contracts	(1)	Interest expense	(2)
Total	$(711)		$(73)
Nine Months Ended September 27, 2024
Foreign currency contracts	$58	Net operating revenues	$30
Foreign currency contracts	5	Cost of goods sold	13
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	(14)	Other income (loss) — net	(4)
Commodity contracts	(1)	Cost of goods sold	(3)
Interest rate contracts	(53)	Interest expense	(1)
Total	$(5)		$32
As of September 26, 2025, the Company estimates that it will reclassify into income during the next 12 months net losses of $251 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,641 million and $12,628 million as of September 26, 2025 and December 31, 2024, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on income (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Interest rate contracts	Interest expense	$26	$447	$274	$283
Fixed-rate debt	Interest expense	(19)	(449)	(265)	(282)
Net impact of fair value hedging instruments		$7	$(2)	$9	$1

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	September 26, 2025	December 31, 2024	September 26, 2025	December 31, 2024	September 26, 2025	December 31, 2024
Current maturities of long-term debt	$1,469	$—	$(15)	$—	$—	$—
Long-term debt	11,614	11,824	(722)	(915)	106	130
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. In 2025, the Company changed its policy for assessing the effectiveness of derivative financial instruments designated as net investment hedges to include only the changes in fair value attributable to changes in foreign currency spot rates. The changes in the fair values of the effective portion of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. The initial value, and subsequent changes in fair value of the excluded component, are amortized into earnings over the life of the hedging instrument. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into income during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	September 26, 2025	December 31, 2024	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Foreign currency contracts	$1,067	$59	$12	$(8)	$11	$16
Foreign currency denominated debt	14,942	13,221	23	(567)	(1,721)	(210)
Total	$16,009	$13,280	$35	$(575)	$(1,710)	$(194)
The Company reclassified a gain of $3 million related to net investment hedges from AOCI into income during the nine months ended September 27, 2024. The Company did not reclassify any gains or losses during the three and nine months ended September 26, 2025, nor the three months ended September 27, 2024. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $9,492 million and $8,620 million as of September 26, 2025 and December 31, 2024, respectively.

The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $612 million and $328 million as of September 26, 2025 and December 31, 2024, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on income (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		September 26, 2025	September 27, 2024
Foreign currency contracts	Net operating revenues	$1	$(83)
Foreign currency contracts	Cost of goods sold	28	(33)
Foreign currency contracts	Other income (loss) — net	58	(42)
Commodity contracts	Cost of goods sold	3	(24)
Other derivative instruments	Selling, general and administrative expenses	4	15
Total		$94	$(167)

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Nine Months Ended
		September 26, 2025	September 27, 2024
Foreign currency contracts	Net operating revenues	$(181)	$36
Foreign currency contracts	Cost of goods sold	107	(41)
Foreign currency contracts	Other income (loss) — net	154	(100)
Commodity contracts	Cost of goods sold	(3)	(92)
Other derivative instruments	Selling, general and administrative expenses	16	27
Total		$93	$(170)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses in our consolidated balance sheet. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of September 26, 2025 and December 31, 2024, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,313 million and $1,330 million, respectively.

NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of September 26, 2025 and December 31, 2024, we had $1,992 million and $1,139 million, respectively, in outstanding commercial paper borrowings.
During the nine months ended September 26, 2025, our bottling operations in Africa refinanced $585 million of current maturities of long-term debt into long-term debt. Our bottling operations in Africa also refinanced a portion of their loans and notes payable, resulting in an increase to long-term debt of $55 million.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of September 26, 2025, we were contingently liable for guarantees of indebtedness owed by third parties of $740 million, of which $62 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On November 18, 2020, the Tax Court issued an opinion (“Opinion”) in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion (together with the original Tax Court opinion, “Opinions”), siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in 3M Co. & Subs. v. Commissioner (February 9, 2023) (“3M case”) controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with Internal Revenue Code (“IRC”) Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of September 26, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 26, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of September 26, 2025 to $502 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $313 million as of September 26, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 26, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.2 billion, respectively. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $171 million and $168 million as of September 26, 2025 and December 31, 2024, respectively.
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

AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	September 26, 2025	December 31, 2024
Net foreign currency translation adjustments	$(13,329)	$(15,610)
Accumulated net gains (losses) on derivatives	(333)	116
Unrealized net gains (losses) on available-for-sale debt securities	(32)	(64)
Adjustments to pension and other postretirement benefit liabilities	(1,258)	(1,285)
Accumulated other comprehensive income (loss)	$(14,952)	$(16,843)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 26, 2025
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$10,836	$(15)	$10,821
Other comprehensive income:
Net foreign currency translation adjustments[1]	2,281	(122)	2,159
Net gains (losses) on derivatives[2]	(449)	—	(449)
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	32	—	32
Net change in pension and other postretirement benefit liabilities	27	—	27
Total comprehensive income (loss)	$12,727	$(137)	$12,590
1Includes reclassification of $226 million of foreign currency translation adjustments from shareowners of The Coca-Cola Company to noncontrolling interests related to our bottling operations in India. Refer to Note 11.
2Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
3Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended September 26, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$482	$(96)	$386
Reclassification adjustments recognized in net income	38	—	38
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(39)	—	(39)
Gains (losses) on net investment hedges arising during the period[1]	35	(8)	27
Reclassification to noncontrolling interests[2]	226	—	226
Net foreign currency translation adjustments	$742	$(104)	$638
Derivatives:
Gains (losses) arising during the period	$80	$(12)	$68
Reclassification adjustments recognized in net income	112	(28)	84
Net gains (losses) on derivatives[1]	$192	$(40)	$152
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$12	$(4)	$8
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$13	$(4)	$9
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(10)	$(1)	$(11)
Reclassification adjustments recognized in net income	24	(6)	18
Net change in pension and other postretirement benefit liabilities	$14	$(7)	$7
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$961	$(155)	$806
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 11 for additional information related to the noncontrolling interest in our bottling operations in India.
3 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 26, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$585	$(189)	$396
Reclassification adjustments recognized in net income	72	(2)	70
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,872	—	2,872
Gains (losses) on net investment hedges arising during the period[1]	(1,710)	427	(1,283)
Reclassification to noncontrolling interests[2]	226	—	226
Net foreign currency translation adjustments	$2,045	$236	$2,281
Derivatives:
Gains (losses) arising during the period	$(679)	$175	$(504)
Reclassification adjustments recognized in net income	73	(18)	55
Net gains (losses) on derivatives[1]	$(606)	$157	$(449)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$44	$(14)	$30
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$46	$(14)	$32
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(49)	$13	$(36)
Reclassification adjustments recognized in net income	83	(20)	63
Net change in pension and other postretirement benefit liabilities	$34	$(7)	$27
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,519	$372	$1,891
1 Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2 Refer to Note 11 for additional information related to the noncontrolling interest in our bottling operations in India.
3 Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 27, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(469)	$89	$(380)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	959	—	959
Gains (losses) on net investment hedges arising during the period[1]	(575)	143	(432)
Net foreign currency translation adjustments	$(85)	$232	$147
Derivatives:
Gains (losses) arising during the period	$(216)	$52	$(164)
Reclassification adjustments recognized in net income	(72)	18	(54)
Net gains (losses) on derivatives[1]	$(288)	$70	$(218)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$11	$(2)	$9
Reclassification adjustments recognized in net income	(8)	2	(6)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$3	$—	$3
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(20)	$5	$(15)
Reclassification adjustments recognized in net income	6	(1)	5
Net change in pension and other postretirement benefit liabilities	$(14)	$4	$(10)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(384)	$306	$(78)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 27, 2024	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(1,612)	$181	$(1,431)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	271	—	271
Gains (losses) on net investment hedges arising during the period[1]	(194)	47	(147)
Net foreign currency translation adjustments	$(1,432)	$228	$(1,204)
Derivatives:
Gains (losses) arising during the period	$(33)	$6	$(27)
Reclassification adjustments recognized in net income	(32)	8	(24)
Net gains (losses) on derivatives[1]	$(65)	$14	$(51)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(27)	$11	$(16)
Reclassification adjustments recognized in net income	(4)	1	(3)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(31)	$12	$(19)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(29)	$3	$(26)
Reclassification adjustments recognized in net income	51	(12)	39
Net change in pension and other postretirement benefit liabilities	$22	$(9)	$13
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(1,506)	$245	$(1,261)
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended September 26, 2025	Nine Months Ended September 26, 2025
Foreign currency translation adjustments:
Divestitures[1,2]	Other income (loss) — net	$38	$72
	Income before income taxes	38	72
	Income taxes	—	(2)
	Consolidated net income	$38	$70
Derivatives:
Foreign currency contracts	Net operating revenues	$109	$137
Foreign currency and commodity contracts	Cost of goods sold	—	(2)
Foreign currency and interest rate contracts	Interest expense	2	5
Foreign currency contracts	Other income (loss) — net	1	(67)
	Income before income taxes	112	73
	Income taxes	(28)	(18)
	Consolidated net income	$84	$55
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1	$2
	Income before income taxes	1	2
	Income taxes	—	—
	Consolidated net income	$1	$2
Pension and other postretirement benefit liabilities:
Divestitures[1]	Other income (loss) — net	$—	$(2)
Curtailment loss (gain)	Other income (loss) — net	—	11
Amortization of net actuarial loss (gain)	Other income (loss) — net	24	75
Amortization of prior service cost (credit)	Other income (loss) — net	—	(1)
	Income before income taxes	24	83
	Income taxes	(6)	(20)
	Consolidated net income	$18	$63
1Related to the sale of a portion of our ownership interest in CCEP. Refer to Note 2.
2Related to the refranchising of certain bottling operations in Ghana. Refer to Note 16.

NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended September 26, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597
Comprehensive income (loss)[1]	—	4,288	3,696	806	—	—	—	(214)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,194)	(2,194)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(3)	(174)	—	—	—	—	(174)	—
Impact related to stock-based compensation plans	1	92	—	—	—	83	9	—
Sale of subsidiary shares[1]	—	1,080	—	—	—	436	—	644
September 26, 2025	4,302	$33,267	$80,305	$(14,952)	$1,760	$20,489	$(56,355)	$2,020
1 In July 2025, we sold a 40% noncontrolling interest in our bottling operations in India to a local partner for approximately $1.3 billion, which, net of direct costs, resulted in an increase to total equity of $1.1 billion. As a result, 40% of the subsidiary’s equity was allocated to the noncontrolling interest and the remaining amount was recorded in capital surplus. Additionally, $226 million of foreign currency translation adjustments included in AOCI were allocated to the noncontrolling interest.

			Shareowners of The Coca-Cola Company
Nine Months Ended September 26, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2024	4,302	$26,372	$76,054	$(16,843)	$1,760	$19,801	$(55,916)	$1,516
Comprehensive income (loss)[1]	—	12,590	10,836	1,891	—	—	—	(137)
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.53 per share)	—	(6,585)	(6,585)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(16)	—	—	—	—	—	(16)
Contributions by noncontrolling interests	—	13	—	—	—	—	—	13
Purchases of treasury stock	(8)	(534)	—	—	—	—	(534)	—
Impact related to stock-based compensation plans	8	347	—	—	—	252	95	—
Sale of subsidiary shares[1]	—	1,080	—	—	—	436	—	644
September 26, 2025	4,302	$33,267	$80,305	$(14,952)	$1,760	$20,489	$(56,355)	$2,020
1 In July 2025, we sold a 40% noncontrolling interest in our bottling operations in India to a local partner for approximately $1.3 billion, which, net of direct costs, resulted in an increase to total equity of $1.1 billion. As a result, 40% of the subsidiary’s equity was allocated to the noncontrolling interest and the remaining amount was recorded in capital surplus. Additionally, $226 million of foreign currency translation adjustments included in AOCI were allocated to the noncontrolling interest.

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
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended September 26, 2025, the Company recorded other operating charges of $58 million. These charges included $27 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $24 million related to the Company’s productivity and reinvestment program, $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $3 million related to tax litigation expense.
During the nine months ended September 26, 2025, the Company recorded other operating charges of $202 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, LLC (“fairlife”) in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $63 million related to the Company’s productivity and reinvestment program, $35 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $31 million related to the impairment of a trademark that impacted the Latin America operating segment, $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $8 million related to tax litigation expense and $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India.
During the three months ended September 27, 2024, the Company recorded other operating charges of $1,044 million. These charges consisted of $919 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $87 million related to the impairment of a trademark that impacted the Latin America operating segment and $34 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and

$2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
During the nine months ended September 27, 2024, the Company recorded other operating charges of $3,987 million. These charges consisted of $3,021 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark that impacted our North America operating segment, $102 million related to the Company’s productivity and reinvestment program and $87 million related to the impairment of a trademark that impacted our Latin America operating segment. In addition, other operating charges included $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $3 million related to a revision of management’s estimates for tax litigation expense.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 26, 2025, the Company recorded a net gain of $7 million and a net charge of $21 million, respectively. During the three and nine months ended September 27, 2024, the Company recorded a net gain of $4 million and a net charge of $45 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended September 26, 2025, the Company recognized a net gain of $151 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a charge of $393 million related to certain operations held for sale in Nigeria and a charge of $8 million related to the refranchising of certain bottling operations in Ghana.
During the nine months ended September 26, 2025, the Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $295 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India. The Company also recorded a charge of $393 million related to certain operations held for sale in Nigeria and recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Additionally, the Company recorded a charge of $36 million related to the refranchising of certain bottling operations in Ghana, and charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
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

Refer to Note 2 for additional information on our divestiture activities and on our operations held for sale in Nigeria. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on the non-U.S. pension curtailment and special termination benefits. Refer to Note 16 for additional information on the impairment charges and the bottling operations in Ghana.
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
During the three and nine months ended September 26, 2025, the Company incurred expenses of $24 million and $63 million, respectively, and during the three and nine months ended September 27, 2024, incurred expenses of $34 million and $102 million, respectively, related to our productivity and reinvestment program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. The Company has incurred total pretax expenses of $4,489 million related to this program since it commenced.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Service cost	$26	$26	$1	$1
Interest cost	76	77	3	3
Expected return on plan assets[1]	(106)	(118)	(1)	(1)
Amortization of prior service cost (credit)	1	—	(1)	(1)
Amortization of net actuarial loss (gain)	25	26	(1)	(1)
Settlement loss (gain)	—	—	—	(19)
Net periodic benefit cost (income)	$22	$11	$1	$(18)
1The weighted-average expected long-term rates of return on plan assets used in computing 2025 net periodic benefit cost (income) were 7.00% for pension plans and 6.75% for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans

	Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Service cost	$77	$79	$3	$3
Interest cost	225	231	8	12
Expected return on plan assets[1]	(314)	(353)	(3)	(5)
Amortization of prior service cost (credit)	1	1	(2)	(3)
Amortization of net actuarial loss (gain)	76	77	(1)	(3)
Settlement loss (gain)	—	—	—	(19)
Curtailment loss (gain)[2]	11	—	—	—
Special termination benefits[2]	25	—	—	—
Net periodic benefit cost (income)	$101	$35	$5	$(15)
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
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the nine months ended September 26, 2025, the Company contributed $23 million to our pension trusts, offset by $331 million in transfers of surplus non-U.S. plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $9 million during the remainder of 2025. The Company contributed $20 million to our pension trusts, offset by a $44 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the nine months ended September 27, 2024.
NOTE 15: INCOME TAXES
The Company recorded income taxes of $500 million (11.9% effective tax rate) and $530 million (15.7% effective tax rate) during the three months ended September 26, 2025 and September 27, 2024, respectively. The Company recorded income taxes of $2,215 million (17.0% effective tax rate) and $1,844 million (17.9% effective tax rate) during the nine months ended September 26, 2025 and September 27, 2024, respectively.
The Company’s effective tax rates for the three and nine months ended September 26, 2025 and September 27, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended September 26, 2025 included $442 million and $597 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $55 million and $162 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. Also included were tax benefits of $258 million and $344 million, respectively, related to changes in the Company’s indefinite reinvestment assertion and reassessments of the realizability of deferred tax assets for certain foreign entities.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 included $45 million of net tax benefit and $15 million of net tax expense, respectively, related to various discrete tax items, including the resolution of certain foreign tax matters, certain return to provision adjustments and the net tax impact of agreed-upon audit issues.
During the nine months ended September 26, 2025, the Company invested $271 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and nine months ended September 26, 2025, the Company received tax credits and other income tax benefits of $13 million and $168 million, respectively, and recognized amortization expense of $11 million and $153 million, respectively, related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and nine months ended September 26, 2025.
During the nine months ended September 27, 2024, the Company invested $114 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and nine months ended September 27, 2024, the Company received tax credits and other income tax benefits of $74 million and recognized amortization expense of $70 million related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and nine months ended September 27, 2024.
As of September 26, 2025 and December 31, 2024, the carrying value of these investments was $37 million and $41 million, respectively. The Company has no unfunded commitments related to these investments as of September 26, 2025. The Company recorded $123 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2024.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 9.
NOTE 16: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

September 26, 2025	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,043	$156	$106	$136	$—		$2,441
Debt securities[1]	—	1,805	—	—	—		1,805
Derivatives[2]	—	399	—	—	(389)	[5]	10	[7]
Total assets	$2,043	$2,360	$106	$136	$(389)		$4,256
Liabilities:
Derivatives[2]	$3	$1,155	$—	$—	$(996)	[6]	$162	[7]
Total liabilities	$3	$1,155	$—	$—	$(996)		$162
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
5The Company is obligated to return $24 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $630 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $10 million in the line item other noncurrent assets and $162 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability, were not significant for the three and nine months ended September 26, 2025 and September 27, 2024.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 26, 2025 and September 27, 2024.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
Assets held for sale	$(235)	[1]	$—		$(263)	[1]	$—
Impairment of intangible assets	—		(87)	[2]	(31)	[3]	(847)	[2,6]
Other-than-temporary impairment charges	—		—		(65)	[4,5]	(34)	[4]
Total	$(235)		$(87)		$(359)		$(881)
1The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. During the three and nine months ended September 26, 2025, the Company recorded a charge of $235 million in the line item other income (loss) — net in our consolidated statements of income. This charge was due to the write-off of assets related to the sale of certain finished product operations in Nigeria and was calculated based on Level 3 inputs. Refer to Note 2. Additionally, during the nine months ended September 26, 2025, the Company recorded a charge of $28 million in the line item other income (loss) — net in our consolidated statement of income. This charge was due to the write-down of assets held for sale related to the refranchising of certain bottling operations in Ghana. This charge, which was calculated based on Level 3 inputs, primarily related to property, plant and equipment. These operations were sold in July 2025, resulting in an additional loss of $8 million.

2During the three and nine months ended September 27, 2024, the Company recorded an asset impairment charge of $87 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $125 million.
3During the nine months ended September 26, 2025, the Company recorded an asset impairment charge of $31 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $55 million.
4During the nine months ended September 26, 2025 and September 27, 2024, the Company recorded other-than-temporary impairment charges of $40 million and $34 million, respectively, related to an equity method investee in Latin America. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results. These charges were recorded in the line item other income (loss) — net in our consolidated statements of income.
5During the nine months ended September 26, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
6During the nine months ended September 27, 2024, the Company recorded an asset impairment charge of $760 million related to our BodyArmor trademark in North America, which was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $3,400 million.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of September 26, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $45,097 million and $40,677 million, respectively. As of December 31, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $43,023 million and $38,052 million, respectively.

NOTE 17: OPERATING SEGMENTS
Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Three Months Ended September 26, 2025
Net operating revenues:
Third party	$2,818	$1,572	$5,249	$1,438	$1,344	$34	$—	$12,455
Intersegment	178	1	4	68	2	—	(253)	—
Total net operating revenues	2,996	1,573	5,253	1,506	1,346	34	(253)	12,455
Cost of goods sold	867	281	2,523	471	955	(47)	(253)	4,797
Selling, general and administrative expenses	1,032	395	1,049	514	334	294	—	3,618
Other operating charges	—	—	—	—	—	58	—	58
Operating income (loss)	$1,097	$897	$1,681	$521	$57	$(271)	$—	$3,982
Interest income								185
Interest expense								391
Equity income (loss) — net								644
Other income (loss) — net								(237)
Income before income taxes								$4,183

Other segment information:
Capital expenditures	$66	$—	$176	$12	$105	$120	$—	$479
Depreciation and amortization	40	8	83	12	78	47	—	268
Three Months Ended September 27, 2024
Net operating revenues:
Third party	$2,555	$1,642	$5,037	$1,285	$1,314	$21	$—	$11,854
Intersegment	172	—	1	77	2	—	(252)	—
Total net operating revenues	2,727	1,642	5,038	1,362	1,316	21	(252)	11,854
Cost of goods sold	784	254	2,541	452	929	(44)	(252)	4,664
Selling, general and administrative expenses	945	364	1,041	448	344	494	—	3,636
Other operating charges	—	87	—	—	—	957	—	1,044
Operating income (loss)	$998	$937	$1,456	$462	$43	$(1,386)	$—	$2,510
Interest income								263
Interest expense								425
Equity income (loss) — net								541
Other income (loss) — net								491
Income before income taxes								$3,380

Other segment information:
Capital expenditures	$54	$—	$144	$5	$150	$116	$—	$469
Depreciation and amortization	47	8	78	11	74	50	—	268

	Europe, Middle East & Africa	Latin America	North America	Asia Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
Nine Months Ended September 26, 2025
Net operating revenues:
Third party	$8,307	$4,636	$14,636	$4,227	$4,214	$99	$—	$36,119
Intersegment	522	1	7	272	6	—	(808)	—
Total net operating revenues	8,829	4,637	14,643	4,499	4,220	99	(808)	36,119
Cost of goods sold	2,521	818	7,034	1,337	2,983	(211)	(808)	13,674
Selling, general and administrative expenses	2,821	1,030	2,966	1,370	1,002	1,133	—	10,322
Other operating charges	—	31	—	—	—	171	—	202
Operating income (loss)	$3,487	$2,758	$4,643	$1,792	$235	$(994)	$—	$11,921
Interest income								553
Interest expense								1,223
Equity income (loss) — net								1,556
Other income (loss) — net								229
Income before income taxes								$13,036

Other segment information:
Capital expenditures	$156	$1	$445	$17	$329	$282	$—	$1,230
Depreciation and amortization	139	23	245	34	230	143	—	814
Nine Months Ended September 27, 2024
Net operating revenues:
Third party	$7,863	$4,824	$14,131	$3,946	$4,666	$87	$—	$35,517
Intersegment	524	—	7	419	6	—	(956)	—
Total net operating revenues	8,387	4,824	14,138	4,365	4,672	87	(956)	35,517
Cost of goods sold	2,333	820	7,166	1,287	3,290	(229)	(956)	13,711
Selling, general and administrative expenses	2,694	1,114	2,883	1,313	1,085	1,447	—	10,536
Other operating charges	—	87	760	—	—	3,140	—	3,987
Operating income (loss)	$3,360	$2,803	$3,329	$1,765	$297	$(4,271)	$—	$7,283
Interest income								784
Interest expense								1,225
Equity income (loss) — net								1,432
Other income (loss) — net								2,006
Income before income taxes								$10,280

Other segment information:
Capital expenditures	$156	$1	$361	$15	$478	$250	$—	$1,261
Depreciation and amortization	137	22	237	32	243	128	—	799
Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our Chief Operating Decision Maker.
During the three and nine months ended September 26, 2025 and September 27, 2024, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during the three and nine months ended September 26, 2025 and September 27, 2024, our operating segments and Corporate were impacted by certain significant operating and nonoperating items. Refer to Note 12.

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
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of, BodyArmor, which offers a line of sports performance and hydration beverages. During 2021, in conjunction with acquiring the remaining ownership interest, we recognized a noncash gain of $834 million resulting from the remeasurement of our previously held equity interest in BodyArmor to fair value. The Company allocated $4.2 billion of the $5.6 billion purchase price to the BodyArmor trademark. During the three months ended March 29, 2024, the operating results related to the trademark were lower than expected. Therefore, the Company revised its projections of the future operating results related to the trademark, which triggered the need to update its impairment analysis. As a result, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $760 million. The decrease in fair value was primarily driven by the revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. As of September 26, 2025, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In January, February and December 2024 as well as May 2025, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three and nine months ended September 26, 2025, as applicable.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2025 versus 2024
	Three Months Ended September 26, 2025			Nine Months Ended September 26, 2025
	Unit Cases[1,2,3]		Concentrate Sales[4]	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	1%		—%	1%		—%
Europe, Middle East & Africa	4		3	3		2
Latin America	—		(3)	(1)		(2)
North America	—		(2)	(1)		(2)
Asia Pacific	(1)		(1)	—		(2)	[6]
Bottling Investments	2	[5]	N/A	(8)	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and nine months ended September 26, 2025 increased 5% and 1%, respectively.
6After considering the impact of structural changes, concentrate sales volume for Asia Pacific for the nine months ended September 26, 2025 was even.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended September 26, 2025 versus Three Months Ended September 27, 2024
Unit case volume in Europe, Middle East and Africa increased 4%, which included 3% growth in Trademark Coca-Cola, 5% growth in sparkling flavors, 4% growth in water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 1% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included an increase in unit case volume of 8% in the Eurasia and Middle East operating unit, 7% in the Africa operating unit and growth in energy drinks, partially offset by a decline of 1% in the Europe operating unit.
Unit case volume in Latin America was even, which included 3% growth in water, sports, coffee and tea, 2% growth in juice, value-added dairy and plant-based beverages and growth in energy drinks, offset by a 1% decline in both Trademark Coca-Cola and sparkling flavors. The operating segment’s volume performance included 3% growth in Brazil, offset by a decline of 3% in Mexico.
Unit case volume in North America was even, which included 2% growth in water, sports, coffee and tea, as well as growth in energy drinks, offset by a 1% decline in Trademark Coca-Cola and a 2% decline in juice, value-added dairy and plant-based beverages. Unit case volume in sparkling flavors was even.

Unit case volume in Asia Pacific decreased 1%, which included a 6% decline in sparkling flavors and a 9% decline in juice, value-added dairy and plant-based beverages, partially offset by 2% growth in Trademark Coca-Cola, 1% growth in water, sports, coffee and tea, as well as growth in energy drinks. The operating segment’s volume performance included a decline of 4% in the India and Southwest Asia operating unit as well as a decline of 1% in the Greater China and Mongolia, ASEAN and South Pacific, and Japan and South Korea operating units. These declines were partially offset by growth in energy drinks.
Unit case volume for Bottling Investments increased 2%, driven by growth in unit case volume in Africa and India, partially offset by the impact of refranchising our bottling operations in certain territories in India.
Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024
Unit case volume in Europe, Middle East and Africa increased 3%, which included 2% growth in Trademark Coca-Cola, 4% growth in sparkling flavors, 3% growth in water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 3% decline in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included an increase in unit case volume of 8% in the Eurasia and Middle East operating unit, 4% in the Africa operating unit and growth in energy drinks. Unit case volume in the Europe operating unit was even.
Unit case volume in Latin America decreased 1%, which included a 3% decline in sparkling flavors and a 1% decline in Trademark Coca-Cola, partially offset by 1% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. Unit case volume in water, sports, coffee and tea was even. The operating segment’s volume performance included a decline of 4% in Mexico, partially offset by 2% growth in Brazil and 9% growth in Argentina.
Unit case volume in North America decreased 1%, which included a 2% decline in Trademark Coca-Cola and a 1% decline in both water, sports, coffee and tea and juice, value-added dairy and plant-based beverages, partially offset by growth in energy drinks. Unit case volume in sparkling flavors was even.
Unit case volume in Asia Pacific was even, which included 3% growth in water, sports, coffee and tea, 1% growth in Trademark Coca-Cola, as well as growth in energy drinks, offset by a decline of 2% in sparkling flavors and a decline of 5% in juice, value-added dairy and plant-based beverages. The operating segment’s volume performance included 2% growth in the Greater China and Mongolia operating unit, 1% growth in the India and Southwest Asia operating unit, and growth in energy drinks, offset by a decline of 3% in the ASEAN and South Pacific operating unit and a decline of 1% in the Japan and South Korea operating unit.
Unit case volume for Bottling Investments decreased 8%, primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
During both the three and nine months ended September 26, 2025, worldwide concentrate sales volume was even and unit case volume increased 1% compared to the three and nine months ended September 27, 2024. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2025 had two fewer days when compared to the first quarter of 2024, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the nine months ended September 26, 2025. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We expect the differences between concentrate sales volume and unit case volume growth rates to be minimal on a full year basis.

Net Operating Revenues
Three Months Ended September 26, 2025 versus Three Months Ended September 27, 2024
During the three months ended September 26, 2025, net operating revenues were $12,455 million, compared to $11,854 million during the three months ended September 27, 2024, an increase of $601 million, or 5%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	—%	6%	—%	—%	5%
Europe, Middle East & Africa	3	4	3	—	10
Latin America	(3)	7	(8)	—	(4)
North America	(2)	6	—	—	4
Asia Pacific	(1)	8	4	—	11
Bottling Investments	5	1	(2)	(2)	2
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
•Latin America — favorable pricing initiatives and favorable mix;
•North America — favorable pricing initiatives and favorable mix;
•Asia Pacific — favorable pricing initiatives and favorable mix; and
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
The impact of foreign currency exchange rate fluctuations on our consolidated net operating revenues, including the effects of our hedging activities, was even. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Ethiopian birr, Turkish lira, and Argentine peso, which had an unfavorable impact on our Europe, Middle East and Africa, Latin America and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024
During the nine months ended September 26, 2025, net operating revenues were $36,119 million, compared to $35,517 million during the nine months ended September 27, 2024, an increase of $602 million, or 2%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price, Product & Geographic Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	—%	6%	(3)%	(1)%	2%
Europe, Middle East & Africa	2	4	(1)	—	5
Latin America	(2)	12	(14)	—	(4)
North America	(2)	6	—	—	4
Asia Pacific	—	6	(1)	(2)	3
Bottling Investments	—	2	(3)	(9)	(10)
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
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted our consolidated net operating revenues by 3%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Ethiopian birr and Turkish lira, which had an unfavorable impact on our Latin America; Europe, Middle East and Africa; and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the British pound, euro, South African rand and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa; Asia Pacific; and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Our gross profit margin increased to 61.5% for the three months ended September 26, 2025, compared to 60.7% for the three months ended September 27, 2024. Our gross profit margin increased to 62.1% for the nine months ended September 26, 2025, compared to 61.4% for the nine months ended September 27, 2024. The increases were primarily due to the impact of favorable pricing initiatives and the refranchising of certain of our bottling operations, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
During the three months ended September 26, 2025, selling, general and administrative expenses were $3,618 million, compared to $3,636 million during the three months ended September 27, 2024, a decrease of $18 million. This decrease was primarily due to lower annual incentive expense, partially offset by increased advertising expense. During the nine months ended September 26, 2025, selling, general and administrative expenses were $10,322 million, compared to $10,536 million during the nine months ended September 27, 2024, a decrease of $214 million, or 2%. The decrease was primarily due to the refranchising of certain of our bottling operations and lower annual incentive expense.
During the three months ended September 26, 2025, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 1%, and during the nine months ended September 26, 2025, foreign currency exchange rate fluctuations decreased selling, general and administrative expenses by 1%. Advertising expenses for the three months ended September 26, 2025 and September 27, 2024 were $1,523 million and $1,376 million, respectively. Advertising expenses for the nine months ended September 26, 2025 and September 27, 2024 were $3,940 million and $3,937 million, respectively.
As of September 26, 2025, we had $296 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Europe, Middle East & Africa	$—	$—	$—	$—
Latin America	—	87	31	87
North America	—	—	—	760
Asia Pacific	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	58	957	171	3,140
Total	$58	$1,044	$202	$3,987
During the three months ended September 26, 2025, the Company recorded other operating charges of $58 million. These charges included $27 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $24 million related to the Company’s productivity and reinvestment program, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $3 million related to tax litigation expense.
During the nine months ended September 26, 2025, the Company recorded other operating charges of $202 million. These charges consisted of $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $63 million related to the Company’s productivity and reinvestment program, $35 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $31 million related to the impairment of a trademark in Latin America, $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $8 million related to tax litigation expense and $7 million of transaction costs related to the refranchising of our bottling operations in certain territories in India.
During the three months ended September 27, 2024, the Company recorded other operating charges of $1,044 million. These charges consisted of $919 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife, $87 million related to the impairment of a trademark in Latin America and $34 million related to the Company’s productivity and reinvestment program. In addition, other operating charges included $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $2 million of transaction costs related to the sale of a portion of our interest in Coke Consolidated. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our divestiture activities. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation. Refer to Note 12 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition and the impairments.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Europe, Middle East & Africa	27.5%	39.8%	29.3%	46.1%
Latin America	22.5	37.3	23.1	38.5
North America	42.2	58.0	38.9	45.7
Asia Pacific	13.2	18.4	15.0	24.2
Bottling Investments	1.4	1.7	2.0	4.1
Corporate	(6.8)	(55.2)	(8.3)	(58.6)
Total	100.0%	100.0%	100.0%	100.0%
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

Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Consolidated	32.0%	21.2%	33.0%	20.5%
Europe, Middle East & Africa	38.9	39.0	42.0	42.7
Latin America	57.1	57.1	59.5	58.1
North America	32.0	28.9	31.7	23.6
Asia Pacific	36.3	35.9	42.4	44.7
Bottling Investments	4.2	3.3	5.6	6.4
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended September 26, 2025 versus Three Months Ended September 27, 2024
During the three months ended September 26, 2025, operating income was $3,982 million, compared to $2,510 million during the three months ended September 27, 2024, an increase of $1,472 million, or 59%. The increase was driven by lower other operating charges and favorable pricing initiatives, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 4%.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted consolidated operating income by 4% due to a stronger U.S. dollar compared to certain foreign currencies, including the Argentine peso and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, which had a favorable impact on our Europe, Middle East and Africa operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $1,097 million and $998 million for the three months ended September 26, 2025 and September 27, 2024, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 3% and favorable pricing initiatives, partially offset by increased marketing spending due to timing and an unfavorable foreign currency exchange rate impact of 2%.
Latin America reported operating income of $897 million and $937 million for the three months ended September 26, 2025 and September 27, 2024, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 3%, higher commodity costs, increased marketing spending due to timing, and an unfavorable foreign currency exchange rate impact of 16%, partially offset by favorable pricing initiatives and lower other operating charges.
Operating income for North America for the three months ended September 26, 2025 and September 27, 2024 was $1,681 million and $1,456 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decrease in concentrate sales volume of 2% and higher commodity costs.
Asia Pacific’s operating income for the three months ended September 26, 2025 and September 27, 2024 was $521 million and $462 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and mix as well as a favorable foreign currency exchange rate impact of 11%, partially offset by a decrease in concentrate sales volume of 1%, higher commodity costs and increased marketing spending due to timing.
Bottling Investments’ operating income for the three months ended September 26, 2025 and September 27, 2024 was $57 million and $43 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 5%, favorable pricing initiatives and a favorable foreign currency exchange rate impact of 12%, partially offset by the impact of refranchising our bottling operations in certain territories in India and higher commodity costs.
Corporate’s operating loss for the three months ended September 26, 2025 and September 27, 2024 was $271 million and $1,386 million, respectively. Operating loss in 2025 decreased primarily as a result of lower other operating charges, primarily due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, as well as marketing efficiencies and lower operating expenses. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.

Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024
During the nine months ended September 26, 2025, operating income was $11,921 million, compared to $7,283 million during the nine months ended September 27, 2024, an increase of $4,638 million, or 64%. The increase was driven by lower other operating charges and favorable pricing initiatives, partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact of 12%.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted consolidated operating income by 12% due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, Argentine peso, Zimbabwe gold and Turkish lira, which had an unfavorable impact on our Latin America and Europe, Middle East and Africa operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound and Japanese yen, which had a favorable impact on our Europe, Middle East and Africa and Asia Pacific operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Europe, Middle East and Africa operating segment reported operating income of $3,487 million and $3,360 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 2% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 5%.
Latin America reported operating income of $2,758 million and $2,803 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 2% and an unfavorable foreign currency exchange rate impact of 23%, partially offset by favorable pricing initiatives, lower commodity costs, lower marketing spending due to timing and lower other operating charges.
Operating income for North America for the nine months ended September 26, 2025 and September 27, 2024 was $4,643 million and $3,329 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives and lower other operating charges due to the impairment of our BodyArmor trademark in the prior year, partially offset by a decrease in concentrate sales volume of 2%, higher commodity costs and increased marketing spending. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment of our BodyArmor trademark.
Asia Pacific’s operating income for the nine months ended September 26, 2025 and September 27, 2024 was $1,792 million and $1,765 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by the impact of structural changes, higher commodity costs, increased marketing spending and an unfavorable foreign currency exchange rate impact of 4%.
Bottling Investments’ operating income for the nine months ended September 26, 2025 and September 27, 2024 was $235 million and $297 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs, higher operating expenses and an unfavorable foreign currency exchange rate impact of 2%, partially offset by favorable pricing initiatives.
Corporate’s operating loss for the nine months ended September 26, 2025 and September 27, 2024 was $994 million and $4,271 million, respectively. Operating loss in 2025 decreased primarily as a result of lower other operating charges, primarily due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition as well as marketing efficiencies. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the fairlife acquisition.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have an unfavorable impact on our full year 2025 operating income.
Interest Income
During the three months ended September 26, 2025, interest income was $185 million, compared to $263 million during the three months ended September 27, 2024, a decrease of $78 million, or 30%. During the nine months ended September 26, 2025, interest income was $553 million, compared to $784 million during the nine months ended September 27, 2024, a decrease of $231 million, or 30%. The decreases were primarily driven by lower average investment balances on our Corporate and certain international investments.
Interest Expense
During the three months ended September 26, 2025, interest expense was $391 million, compared to $425 million during the three months ended September 27, 2024, a decrease of $34 million, or 8%. During the nine months ended September 26, 2025, interest expense was $1,223 million, compared to $1,225 million during the nine months ended September 27, 2024, a decrease of $2 million. The decreases were primarily due to the impact of lower rates on derivative instruments compared to the prior year, partially offset by higher debt balances.
Equity Income (Loss) — Net
Three Months Ended September 26, 2025 versus Three Months Ended September 27, 2024
During the three months ended September 26, 2025, equity income was $644 million, compared to equity income of $541 million during the three months ended September 27, 2024, an increase of $103 million, or 19%. This increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year, a favorable foreign currency exchange rate impact and a $3 million increase in net gains resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain of our equity method investees.
Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024
During the nine months ended September 26, 2025, equity income was $1,556 million, compared to equity income of $1,432 million during the nine months ended September 27, 2024, an increase of $124 million, or 9%. This increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year and a $24 million decrease in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain of our equity method investees and an unfavorable foreign currency exchange rate impact.
Other Income (Loss) — Net
Three Months Ended September 26, 2025 versus Three Months Ended September 27, 2024
During the three months ended September 26, 2025, other income (loss) — net was a loss of $237 million. The Company recorded a charge of $393 million related to certain operations held for sale in Nigeria, $13 million of costs related to our trade accounts receivable factoring program, net foreign currency exchange losses of $11 million and a charge of $8 million related to the refranchising of certain bottling operations in Ghana. Additionally, the Company recognized a net gain of $151 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and dividend income of $36 million. Other income (loss) — net also included income of $4 million related to the non-service cost components of net periodic benefit cost.
During the three months ended September 27, 2024, other income (loss) — net was income of $491 million. The Company recognized a net gain of $338 million related to the sale of a portion of our interest in Coke Consolidated, a net gain of $103 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $74 million and income of $34 million related to the non-service cost components of net periodic benefit cost. Other income (loss) — net also included $34 million of costs related to our trade accounts receivable factoring program, a charge of $10 million related to post-closing adjustments for the sale of our ownership interest in an equity method investee in Thailand, net foreign currency exchange losses of $7 million and a charge of $4 million related to post-closing adjustments for the refranchising of our bottling operations in the Philippines.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our operations held for sale in Nigeria and the sale of a portion of our interest in Coke Consolidated. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the bottling operations in Ghana.
Nine Months Ended September 26, 2025 versus Nine Months Ended September 27, 2024
During the nine months ended September 26, 2025, other income (loss) — net was income of $229 million. The Company recognized a net gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $295 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $127 million and a net gain of $102 million related to the refranchising of our bottling operations in certain territories in India. Additionally, the Company recorded a charge of $393 million related to certain operations held for sale in Nigeria as well as other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Other income (loss) — net also included $49 million of costs related to our trade accounts receivable factoring program, a charge of $36 million related to the refranchising of certain bottling operations in Ghana, net foreign currency exchange losses of $31 million and expense of $26 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
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
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our divestiture activities and on our operations held for sale in Nigeria. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 16 of Notes to Consolidated Financial Statements for additional information on the impairment charges and the bottling operations in Ghana.
Income Taxes
The Company recorded income taxes of $500 million (11.9% effective tax rate) and $530 million (15.7% effective tax rate) during the three months ended September 26, 2025 and September 27, 2024, respectively. The Company recorded income taxes of $2,215 million (17.0% effective tax rate) and $1,844 million (17.9% effective tax rate) during the nine months ended September 26, 2025 and September 27, 2024, respectively.
The Company’s effective tax rates for the three and nine months ended September 26, 2025 and September 27, 2024 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended September 26, 2025 included $442 million and $597 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $55 million and $162 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. Also included were tax benefits of $258 million and $344 million, respectively, related to changes in the Company’s indefinite reinvestment assertion and reassessments of the realizability of deferred tax assets for certain foreign entities.
The Company’s effective tax rates for the three and nine months ended September 27, 2024 included $45 million of net tax benefit and $15 million of net tax expense, respectively, related to various discrete tax items, including the resolution of certain foreign tax matters, certain return to provision adjustments and the net tax impact of agreed-upon audit issues.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, including the impact of several countries enacting global minimum tax regulations, the Company’s effective tax rate in 2025 is expected to be approximately 20.7% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The Company continues to evaluate the future impact of these tax law changes on its financial statements. The OBBBA is not currently expected to materially impact the Company’s effective tax rate for 2025.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $15.8 billion as of September 26, 2025. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $4.6 billion in unused backup lines of credit for general corporate purposes as of September 26, 2025. These backup lines of credit expire at various times through 2030.
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
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $11,822 million and $16,015 million of trade accounts receivables under this program during the nine months ended September 26, 2025 and September 27, 2024, respectively. The costs of factoring such receivables were $49 million and $85 million for the nine months ended September 26, 2025 and September 27, 2024, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in the 3M case controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with IRC Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of September 26, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $313 million as of September 26, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three and nine months ended September 26, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.2 billion, respectively. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended September 26, 2025 and September 27, 2024 was $3,652 million and $2,854 million, respectively, an increase of $798 million or 28%. The increase was primarily driven by strong cash operating results, lower tax payments, the transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company and the timing of changes in working capital. These items were partially offset by the prior year benefits of both the trade accounts receivable factoring program and the dividend payment from an equity method investee in Thailand, higher marketing payments, unfavorable hedging activity and higher net interest payments, as well as the unfavorable impact due to foreign currency exchange rate fluctuations.
Additionally, the activity in 2025 included $6.1 billion of the $6.2 billion final milestone payment for fairlife that was made during the nine months ended September 26, 2025. The activity in 2024 included the $6.0 billion IRS Tax Litigation Deposit. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax payment to the IRS. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on our milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended September 26, 2025 and September 27, 2024 was $977 million and $3,307 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended September 26, 2025, purchases of investments were $3,292 million and proceeds from disposals of investments were $4,300 million, resulting in a net cash inflow of $1,008 million. During the nine months ended September 27, 2024, purchases of investments were $4,398 million and proceeds from disposals of investments were

$5,125 million, resulting in a net cash inflow of $727 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 26, 2025 and September 27, 2024, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $356 million and $153 million, respectively. The activity during the nine months ended September 26, 2025 included an additional investment of $54 million in an equity method investee in Japan. The activity during the nine months ended September 26, 2025 and September 27, 2024 included $271 million and $114 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on these investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended September 26, 2025 and September 27, 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1,020 million and $3,468 million, respectively. The activity during the nine months ended September 26, 2025 primarily related to the sale of a portion of our ownership interest in CCEP and the refranchising of certain of our bottling operations. The activity during the nine months ended September 27, 2024 primarily related to sales of our ownership interests in certain equity method investees and the refranchising of certain of our bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the nine months ended September 26, 2025 and September 27, 2024 were $1,230 million and $1,261 million, respectively.
Other Investing Activities
During the nine months ended September 26, 2025 and September 27, 2024, the total cash inflow was $214 million and $194 million, respectively. The activity during the nine months ended September 26, 2025 included $139 million related to the reimbursement of advanced payments made to finance the construction of leased assets. The activity during the nine months ended September 27, 2024 included the receipt of a $100 million installment payment on the note receivable related to the sale of our ownership interest in an equity method investee in Pakistan in 2023 and the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 26, 2025 and September 27, 2024 was $3,088 million and $1,426 million, respectively.
Loans, Notes Payable and Long-Term Debt
During the nine months ended September 26, 2025, the Company had issuances of debt of $4,854 million, which consisted of $764 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, $3,442 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $648 million, net of related discounts and issuance costs. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information.
The Company made payments of debt of $4,166 million during the nine months ended September 26, 2025, which consisted of $3,427 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $739 million.
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

Issuances of Stock
The issuances of stock during the nine months ended September 26, 2025 and September 27, 2024 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the nine months ended September 26, 2025, the total cash outflow for treasury stock purchases was $644 million. The Company repurchased 8.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $67.14 per share, for a total cost of $534 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the nine months ended September 26, 2025 resulted in a net cash outflow of $401 million.
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
Dividends
During the nine months ended September 26, 2025 and September 27, 2024, the Company paid dividends of $4,391 million and $4,274 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2024 and 2025 third quarterly dividends in the fourth quarter of each year.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.51 per share at its October 2025 meeting. This dividend is payable on December 15, 2025 to shareowners of record as of the close of business on December 1, 2025.
Proceeds from Sale of a Noncontrolling Interest
During the nine months ended September 26, 2025, the Company received proceeds of $1,277 million from the sale of a noncontrolling interest. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.
Other Financing Activities
During the nine months ended September 26, 2025 and September 27, 2024, the total cash outflow for other financing activities was $261 million and $14 million, respectively. The cash outflow during the nine months ended September 26, 2025 included $149 million of withholding taxes and other direct costs related to the sale of a noncontrolling interest. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information. Additionally, the cash outflow during the nine months ended September 26, 2025 includes $104 million of the $6.2 billion final milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates decreased our operating income for the three and nine months ended September 26, 2025 by 4% and 12%, respectively.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2025, and as further updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2025. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and provides updates to a previously reported environmental matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS but agreed with the Company that dividends previously paid by the foreign licensees to the U.S. parent company in reliance upon the Closing Agreement should continue to be allowed to offset royalties, including those that would become payable to the Company in accordance with the Opinion. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in the 3M case controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with IRC Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of September 26, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of September 26, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of September 26, 2025 to $502 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $313 million as of September 26, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2024 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2024. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2024 could be approximately $12 billion as of December 31, 2024. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2024 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended September 26, 2025 would increase the potential aggregate incremental tax and interest liability by approximately $400 million and $1.2 billion, respectively. We currently project the continued application of the Tax Court Methodology in 2025, assuming similar facts and circumstances as of December 31, 2024, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Environmental Matter
On October 30, 2024, Los Angeles County Counsel filed a lawsuit against the Company, Reyes Coca-Cola Bottling, LLC, as well as other unrelated parties in the Superior Court for the State of California for the County of Los Angeles concerning the environmental impacts of plastic packaging on coastal areas and waterways. The complaint asserts (a) state-law claims for public nuisance; (b) violations of California’s Unfair Competition Law; and (c) violations of California’s False Advertising Law. The complaint seeks injunctive relief, restitution and civil penalties but does not specify an amount of damages sought. Defendants’ Motion to Dismiss was denied on September 23, 2025. The Company continues to evaluate its options in light of the court’s decision and believes it has strong defenses to the claims.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 26, 2025 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
June 28, 2025 through July 25, 2025	788,277	$69.96	786,700	70,128,134
July 26, 2025 through August 22, 2025	871,700	69.66	871,700	69,256,434
August 23, 2025 through September 26, 2025	860,781	67.50	860,400	68,396,034
Total	2,520,758	$69.02	2,518,800
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
Item 5. Other Information
During the fiscal quarter ended September 26, 2025, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EXHIBIT INDEX
Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company’s Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (“SEC”) under File No. 001-02217; and Coca-Cola Refreshments USA, LLC’s (formerly known as Coca-Cola Refreshments USA, Inc. and Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 001-09300.)
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

10.1	Letter, dated July 17, 2025, from the Company to Luisa Ortega.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 26, 2025 and September 27, 2024; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 26, 2025 and September 27, 2024; (iii) Consolidated Balance Sheets as of September 26, 2025 and December 31, 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 26, 2025 and September 27, 2024; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	October 23, 2025	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)