Form 10-K
period 2025-12-31
COCA COLA CO
filed 2026-02-20
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its         audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 27, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was $300,552,956,545 (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2026 was 4,300,723,069.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2026 Annual Meeting of Shareowners are incorporated by reference in Part III.

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
We are guided by our purpose, which is to refresh the world and make a difference. Our vision for the Company has three connected pillars:
•Loved Brands. We craft meaningful brands and a choice of drinks that people love and enjoy and that refresh them in body and spirit.
•Done Sustainably. We grow our business with an aim to achieve positive change and build a more sustainable future.
•For a Better Shared Future. We invest to improve people’s lives, from our employees to our suppliers and customers, to our investors, and to the communities we call home.
The Coca-Cola Company was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.
Effective January 1, 2025, we sunset our Global Ventures operating segment to streamline and simplify our operating structure. The Global Ventures operating segment was established in 2019 primarily to oversee the Company’s ownership of Costa Limited (“Costa”), innocent and doğadan, as well as the fees earned pursuant to distribution coordination agreements between the Company and Monster Beverage Corporation (“Monster”). The results of the Costa (excluding the ready-to-drink business), innocent and doğadan businesses are now reported within the Company’s Europe, Middle East and Africa (“EMEA”) operating segment. The results of Costa’s ready-to-drink business and the fees related to Monster are now reported within the applicable geographic operating segments.

Operating Segments
The Company’s operating structure is the basis for our internal financial reporting. Our operating structure includes the following operating segments:
•EMEA
•Latin America
•North America
•Asia Pacific
•Bottling Investments
Additionally, our operating structure includes operating units, which sit under our four geographic operating segments. The operating units are focused on regional and local execution and are highly interconnected, with the goal of eliminating duplication of resources and scaling new products more quickly. The operating units work closely with the global marketing category leadership teams to stay close to the consumer, accelerate the impact of innovation, and better integrate the business end-to-end across markets.
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
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in our geographic operating segments. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our EMEA operating segment, regardless of the physical location of the retail stores. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
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
We own and market numerous valuable beverage brands, including the following:
•sparkling soft drinks: Coca-Cola, Diet Coke/Coca-Cola Light, Coca-Cola Zero Sugar, Fanta, Fresca, Schweppes1, Sprite and Thums Up;
•water, sports, coffee and tea: Aquarius, Ayataka, BODYARMOR, Ciel, Costa, Crystal, Dasani, Fuze Tea, Georgia, glacéau smartwater, glacéau vitaminwater, Gold Peak, I LOHAS, Powerade and Topo Chico; and
•juice, value-added dairy and plant-based beverages: Core Power, Del Valle, fairlife, innocent, Maaza, Minute Maid, Minute Maid Pulpy, Santa Clara and Simply.
1 Schweppes is owned by the Company in certain countries other than the United States.
The Company has also directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce, distribute and sell alcohol products in the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The Company’s approach in alcohol focuses on three segments of alcohol ready-to-drink beverages: pre-mixed cocktails (e.g., Jack Daniel’s & Coca-Cola), flavored alcohol beverages (e.g., Lemon-Dou) and hard seltzers (e.g., Topo Chico Hard Seltzer).
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

Distribution System
We make our branded beverage products available to consumers in more than 200 countries and territories through our network of independent bottling partners, distributors, wholesalers and retailers as well as our consolidated bottling and distribution operations. For information about geographic and customer data, refer to Note 20 of Notes to Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.
Consumers enjoy finished beverage products bearing trademarks owned by or licensed to the Company at a rate of 2.2 billion servings each day. Our strong and stable bottling and distribution system helps us capture growth by manufacturing, distributing and selling existing, enhanced and new innovative products to consumers throughout the world.
The Coca-Cola system sold 33.8 billion and 33.7 billion unit cases of our products in 2025 and 2024, respectively. Sparkling soft drinks represented 69% of our worldwide unit case volume in both 2025 and 2024. Trademark Coca-Cola accounted for 47% of our worldwide unit case volume in both 2025 and 2024. In 2025, unit case volume in the United States represented 16% of the Company’s worldwide unit case volume. Of the U.S. unit case volume, 61% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 42% of U.S. unit case volume. Unit case volume outside the United States represented 84% of the Company’s worldwide unit case volume in 2025. The countries outside the United States in which our unit case volumes were the largest were Mexico, China, Brazil and India, which together accounted for 33% of our worldwide unit case volume. Of the non-U.S. unit case volume, 70% was attributable to sparkling soft drinks. Trademark Coca-Cola accounted for 48% of non-U.S. unit case volume.
Our five largest independent bottling partners based on unit case volume in 2025 were as follows:
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
•Coca-Cola Europacific Partners plc (“CCEP”), which has bottling and distribution operations in Andorra, Australia, Belgium, continental France, Germany, Great Britain, Iceland, Indonesia, Luxembourg, Monaco, the Netherlands, New Zealand and the Pacific Islands, Norway, Papua New Guinea, the Philippines, Portugal, Spain and Sweden;
•Coca-Cola HBC AG (“CCHBC”), which has bottling and distribution operations in Armenia, Austria, Belarus, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Egypt, Estonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, North Macedonia, Northern Ireland, Poland, the Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine;
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
In 2025, these five bottling partners combined represented 44% of our total worldwide unit case volume.
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
In certain parts of the world outside the United States, we have not granted comprehensive beverage production and distribution rights to the bottlers. In such instances, we have authorized certain bottlers to (1) prepare and package Company Trademark Beverages for sale to other bottlers, or (2) purchase Company Trademark Beverages from other bottlers for sale and distribution throughout their respective designated territories, often on a nonexclusive basis.
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
Competition
The commercial beverage industry is highly competitive and consists of numerous companies, ranging from small or emerging to very large and well established. These include companies that, like our Company, compete globally in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling soft drinks; water products, including flavored and enhanced waters; juices, juice drinks and nectars; dilutables (including syrups and powders); coffees; teas; energy drinks; sports drinks; milk and other dairy-based drinks; plant-based beverages; functional beverages, including vitamin-based products and relaxation beverages; and various other nonalcoholic beverages. These competitive products are sold to consumers in both ready-to-drink and non-ready-to-drink form. The Company has directly entered the alcohol beverage category in numerous markets outside the United States. In the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce, distribute and sell alcohol products in the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. Competitive products include all alcohol ready-to-drink beverages containing various alcohol bases. In many of the countries in which we do business, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé S.A., Keurig Dr Pepper Inc., Danone S.A., Suntory Beverage & Food Limited, Anheuser-Busch InBev, Kirin Holdings, Heineken N.V., Diageo plc and Red Bull GmbH. We also compete against numerous regional and local companies and, increasingly, against smaller companies that are developing microbrands and selling them directly to consumers through e-commerce retailers and other e-commerce platforms. In addition, in some markets, we compete against retailers that have developed their own store or private-label beverage brands.
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
Raw Materials
We and our bottling partners use various ingredients in our business, such as sucrose, high fructose corn syrup (“HFCS”), aspartame, acesulfame potassium, sucralose, saccharin, cyclamate, steviol glycosides, ascorbic acid, citric acid, phosphoric acid, caffeine, caramel color, and flavors; other raw materials such as orange and other fruit juices and juice concentrates, milk, coffee and tea; packaging materials such as polyethylene terephthalate (“PET”), bio-based PET and recycled PET for bottles; and aluminum cans, glass bottles and other containers.
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
In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is HFCS, which is nutritionally equivalent to sugar. HFCS is available from numerous domestic sources and has historically been subject to fluctuations in its market price. Adverse weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived and manufactured. For example, drought conditions in certain parts of the United States or in other major corn-producing areas of the world may negatively affect the supply of corn, which in turn may result in shortages of and higher prices for HFCS. The principal nutritive sweetener used by our business outside the United States is sucrose (i.e., table sugar), which is also available from numerous sources and has historically been subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, our bottlers, with the assistance of Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”) and based on terms that the Company negotiates, purchase HFCS to meet our and our bottlers’ requirements. CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States and Canada. Among other things, CCBSS provides procurement services to our North American operations and to our U.S. and Canadian bottling partners for the purchase of various goods and services, including HFCS.
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
Juice and juice concentrate from various fruits, particularly orange juice and orange juice concentrate, are the principal raw materials for our juice and juice drink products. We source our orange juice and orange juice concentrate from Florida and the Southern Hemisphere, with Brazil representing our primary sourcing location. We work closely with Cutrale Citrus Juices U.S.A., Inc., our primary supplier of orange juice from Florida and Brazil, to ensure an adequate supply of orange juice and orange juice concentrate that meets our Company’s standards. However, the citrus industry is impacted by citrus greening disease and the variability of weather conditions that can affect the quality and supply of orange juice and orange juice concentrate. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, changing weather patterns are adversely affecting citrus production, contributing to challenges such as citrus greening disease and droughts, which have resulted in a reduced number of citrus trees and increased grower costs and prices.
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
Our consolidated bottling operations and our non-bottling finished product operations also purchase various other raw materials, including, but not limited to, PET resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; postmix packaging; and beverage gases, including carbon dioxide and liquid nitrogen. While they generally purchase these raw materials from multiple suppliers and historically have not experienced significant shortages, certain packaging materials, such as aluminum cans, are available from a limited number of suppliers.
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
Regulators in the United States and abroad have been expressing concerns about processing and the use of particular ingredients or additives in food and beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products. Under the Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65”) of the state of California, if the state has determined that a substance causes cancer or harms human reproduction or development, a warning must be provided for any product sold in the state that exposes consumers to that substance, unless the conditions of an exemption (described below) can be met. The state maintains lists of these substances and periodically adds other substances to these lists. The detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 exempts a product from a warning if the manufacturer can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:
•below a “safe harbor” threshold that may be established;
•naturally occurring;
•the result of necessary cooking; or
•subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 list can be detected in certain Company products at low levels that are safe. The Company maintains that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement or that the product is otherwise in compliance with Proposition 65. However, the state of California and other parties have in the past taken a contrary position and may do so in the future. Additionally, the state of California may include other substances on the Proposition 65 list in the future. We expect continued scrutiny of ingredients or substances present in certain of our products and/or their packaging, as well as processes used to make them, and it is possible that similar or more restrictive requirements may be proposed or enacted in the future.
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
All of our Company’s facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use and treatment of water resources, discharge of wastewater, air emissions, and solid and hazardous waste. In addition, ongoing concern over climate change is expected to continue to result in additional legal or regulatory requirements (both inside and outside the United States) designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, to discourage the use of plastic materials, to limit or impose additional costs on commercial water use due to local water scarcity concerns, or to expand disclosure of certain sustainability metrics. Our policy is to comply with all such legal requirements. We have made, and plan on continuing to make, expenditures necessary to comply with applicable environmental laws and regulations and that aim to make progress toward achieving our sustainability goals. While compliance has not had a material adverse effect on our Company’s capital expenditures, net income or competitive position to date, changes in environmental compliance requirements, along with expenditures necessary to comply with such evolving requirements or remediation obligations or that aim to make progress toward achieving our sustainability goals, could adversely affect our financial performance.
We are also subject to various federal, state and international laws and regulations related to cybersecurity, privacy and data protection, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection Law and the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, as amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. In addition to California, at least 19 other states in the United States have passed comprehensive privacy laws similar to the CCPA and the CPRA. These laws are either in effect or will go into effect during 2026 or in the future, and we expect other states to consider adopting similar laws in the future. Like the CCPA and the CPRA, these laws create, or are expected to create, obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of the provisions of these laws may apply to our business activities. The U.S. Congress has also considered legislation relating to data privacy and data protection, and the U.S. federal government may in the future pass such legislation. The interpretation and application of privacy, data protection and data residency laws are often uncertain and are expanding in the United States and internationally, including in the European Union, Brazil, China, India and other jurisdictions. We monitor pending and proposed legislation and regulatory initiatives to ascertain their relevance to and potential impact on our business, and we develop strategies to address regulatory trends and developments, including any required changes to our privacy and data protection compliance programs and policies. Globally, we see a trend toward data protection laws and regulations increasing in complexity and number, and we anticipate that our obligations will expand commensurately. As a result, our ability to maximize the utility of our data could be impacted and we may need to modify our practices to accommodate legal and regulatory constraints and obligations or meet consumer expectations.
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
We believe people are our most important asset, and we strive to attract and retain high-performing talent. As of December 31, 2025 and 2024, our Company had approximately 65,900 and 69,700 employees, respectively, of which approximately 8,900 were located in the United States. The decrease in the total number of employees was primarily due to 2025 divestiture activity. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2025, approximately 400 employees in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently anticipate that we will continue to successfully negotiate such agreements with representatives of our bargained-for employees.
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
Through comprehensive and competitive compensation and benefits, ongoing employee learning and development, and a focus on health and well-being, we strive to support our employees in all aspects of their lives. Our compensation programs are designed to reinforce our growth agenda and our talent strategy as well as drive a strong connection between the contributions of our employees and their pay. We review our compensation programs regularly to help ensure fairness, including conducting pay equity analyses.
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

Available Information
The Company maintains a website at the following address: www.coca-colacompany.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations. We may use the “Investors” page of our website as a means of disclosing material, nonpublic information and to comply with our disclosure obligations under Regulation FD. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page.
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
Our business, operating results, financial condition and liquidity may be adversely affected by changes in global economic conditions, including global inflationary pressures, prevailing interest rates, credit market conditions, increased unemployment, levels of consumer and business confidence, bank failures, commodity (including energy) prices and supply, a recession or economic slowdown, trade policies, foreign currency exchange rates, changing policy positions or priorities, governmental rules and approaches to taxation, levels of government spending and deficits, and actual or anticipated default on sovereign debt. Many of the jurisdictions in which our products are sold have experienced, and could continue to experience, unfavorable changes in economic conditions, which could negatively affect the affordability of, and consumer demand for, our beverages, and certain markets in which our products are sold experienced high rates of inflation throughout 2025, which may continue in 2026. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private-label brands, which could reduce our profitability and negatively affect our overall financial performance. In addition, the occurrence of global or regional health events, and any related governmental, private sector and individual consumer responses, could contribute to a recession, depression or global economic downturn.
Other financial uncertainties in our major markets and unstable geopolitical conditions or events in certain markets, including international conflicts, civil unrest, acts of war, terrorism, governmental changes, or changes in international relations, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. Throughout 2025, the Company faced disruption to our operations due to international conflicts. Geopolitical instability has in the past led, and may in the future lead, to logistical, transportation and supply chain disruptions; business disruptions (including labor shortages); increased risk of cybersecurity incidents or other disruptions to our information systems; reduced availability and increased costs of transportation, energy, packaging, raw materials and other input costs; and heightened security risk, impacting employee safety and/or damage to infrastructure or our assets. At times, we have faced product boycotts resulting from political activism, which have reduced demand for our products. Restrictions on our ability to transfer earnings or capital across borders; price controls; limitations on profits; the negotiation of new trade agreements; new, expanded or retaliatory tariffs, including tariffs that increase suppliers’ sourcing costs; import authorization requirements; and other restrictions on business activities, which have been or may be imposed or expanded as a result of political and economic instability, deterioration of economic relations between countries or otherwise, could impact our profitability. In addition, U.S. trade sanctions against countries designated by the U.S. government as state sponsors of terrorism and/or financial institutions accepting transactions for commerce within such countries could increase significantly, which could make it difficult, or even impossible, for us to continue to make sales to bottlers in such countries. The imposition of retaliatory sanctions against U.S. multinational corporations by countries that are or may become subject to U.S. trade sanctions, or the delisting of our branded products by retailers in various countries in reaction to U.S. trade sanctions or other governmental actions or policies, could also negatively affect our business.

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
Achieving our business growth objectives depends in part on our ability to evolve and improve our existing beverage products through innovation and to successfully develop, introduce and market new beverage products. The success of our innovation activities depends on, among other factors, our ability to correctly anticipate customer and consumer acceptance and trends; obtain, maintain and enforce necessary intellectual property rights; and avoid infringing on the intellectual property rights of others. If we are not successful in our innovation activities, we may not be able to achieve our growth objectives, which may have a negative impact on our financial results.
Changes in the retail landscape or the loss of key customers could adversely affect our financial results.
Our industry is being affected by the trend toward consolidation in, and the blurring of the lines between, retail channels, particularly in Europe and the United States. Retailers may seek lower prices from us and our bottling partners, may demand increased marketing or promotional expenditures in support of their businesses, and may be more likely to use their distribution networks to introduce and develop private-label brands, any of which could negatively affect the Coca-Cola system’s profitability. In addition, in developed markets, discounters and value stores are growing at a rapid pace, while in emerging and developing markets, modern trade is growing at a faster pace than traditional trade outlets. Our industry is also being affected by the rapid growth in sales through e-commerce retailers, e-commerce websites, mobile commerce applications and subscription services, which may result in a shift away from physical retail operations to digital channels. As we and our bottling partners continue to build e-commerce capabilities, we may not be able to develop and maintain successful relationships with existing and new e-commerce retailers without experiencing a deterioration of our relationships with key customers operating physical retail channels. If we are unable to successfully adapt to the rapidly changing retail landscape, including the rapid growth in digital commerce, our share of sales, volume growth and overall financial results could be negatively affected. In addition, our success depends in part on our ability to maintain good relationships with key customers.The loss of one or more of our key customers could have an adverse effect on our financial performance.
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

If we are unable to attract, retain and inspire outstanding talent, our business could be negatively affected.
The success of our business depends on our Company’s and the Coca-Cola system’s ability to attract, retain and inspire a global workforce of outstanding talent and to nurture a culture that supports our growth and aligns employees around the Company’s purpose and work that matters most. Competition for, along with compensation and benefits expectations of, existing and prospective employees has increased, especially considering changing worker expectations and talent marketplace variability. In addition, the broader labor market is experiencing a shortage of qualified talent, which has further increased the competition we face for qualified employees. We may not be able to successfully compete for, attract or retain the workforce that we want and may require for our future business needs, such as employees with advanced technology, artificial intelligence and digital marketing skills, and/or digital and analytics capabilities. Changes in laws and policies could also make it more difficult for us to recruit or relocate specialized technical, professional and management personnel to meet our business needs. In addition, the unexpected loss of experienced and specialized employees due to an increase in aggressive recruiting for best-in-class talent could deplete our institutional knowledge base and erode our competitiveness. Failure to attract, retain and inspire outstanding talent; to develop and implement an adequate succession plan for our management team; to maintain a corporate culture that fosters innovation, collaboration and inclusion; or to design and successfully implement work models that meet the expectations of employees and prospective employees could disrupt our operations and adversely affect our business and our future success.
Disruption of our supply chain, including increased commodity, raw material, packaging, energy, transportation and other input costs, may adversely affect our financial condition or results of operations.
At times, we have experienced, and could continue to experience, disruptions in our manufacturing operations and supply chain. In connection with our manufacturing and bottling operations, we and our bottling partners are dependent upon, among other things, various ingredients and other raw materials and packaging materials. For additional information on the raw materials and supplies we use in our business, refer to the heading “Raw Materials” set forth in Part I, “Item 1. Business” of this report. Some of the raw materials and supplies used in the production of our products are available from a limited number of suppliers, or from a sole supplier, or are in short supply when seasonal demand is at its peak. We and our bottling partners may not be able to maintain favorable arrangements and relationships with these suppliers, and our contingency plans may not be effective in preventing disruptions that may arise from shortages of any ingredients or other raw materials. Furthermore, some of our suppliers are located in countries experiencing political instability or other risks and/or unfavorable economic conditions. In addition, adverse and extreme weather conditions may affect the supply of agricultural commodities from which key ingredients for our products are derived and manufactured. Any sustained or significant disruption to the manufacturing or sourcing of products or materials could increase costs and interrupt product supply, which could adversely impact our business.
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
The raw materials and other supplies, including ingredients, agricultural commodities, energy, fuel, packaging materials, transportation, labor and other supply chain inputs used for the production and distribution of our products, are subject to price volatility and fluctuations in availability caused by many factors. These factors include changes in supply and demand; supplier capacity constraints; a deterioration of our or our bottling partners’ relationships with suppliers; international conflicts; political uncertainties; acts of terrorism; governmental instability; inflation; weather conditions (including the effects of climate change); hurricanes, wildfires, floods, droughts and other natural disasters; disease or pests (including the impact of citrus greening disease on the citrus industry); agricultural uncertainty; health epidemics, pandemics or other contagious outbreaks; cattle disease outbreaks (including avian flu); labor shortages, strikes or work stoppages; changes in or the enactment of new laws and regulations; governmental actions or controls or import/export restrictions, such as new, expanded or retaliatory tariffs, including tariffs that increase suppliers’ sourcing costs, sanctions, quotas or trade barriers; port congestion or delays; transport capacity constraints; cybersecurity incidents or other disruptions; or fluctuations in foreign currency exchange rates. Many of our raw materials and supplies are purchased in the open market, and the prices for such items are subject to fluctuation. We expect the inflationary pressures on certain input and other costs to continue to impact our business in 2026.
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
There is ongoing concern among consumers, public health professionals and government agencies about the health problems associated with obesity and other chronic diseases. Recent activities and proposals by U.S. federal and state government agencies and initiatives have focused on potential drivers behind the rise in childhood chronic diseases. Continued governmental focus on such initiatives, as well as ongoing public concern about obesity; other health-related public concerns surrounding consumption of sweetened beverages; the effects or perceived effects of the usage of weight-loss drugs on consumption patterns; potential new or increased taxes on sweetened beverages by government entities to reduce consumption or to raise revenue; potential new or increased governmental regulations on particular ingredients or additives in our beverages and packaging, or on manufacturing processes; additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our sweetened beverages; changes in funding for or restrictions on the inclusion of our products in benefit programs, such as the Supplemental Nutrition Assistance Program (SNAP) in the United States; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sweetened beverages may reduce demand for, or increase the cost of, our sweetened beverages, which could adversely affect our profitability.
If we do not address evolving consumer product and shopping preferences, our business could suffer.
Consumer product preferences have evolved and continue to evolve as a result of, among other things, health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sweetened beverages and the perceived undesirability of processed foods and ingredients and artificial ingredients; concerns regarding the perceived health effects of, or location of origin of, ingredients, raw materials or substances in our products or packaging, including due to the results of third-party studies (whether or not scientifically valid); shifting consumer demographics; changes in consumer tastes and needs coupled with a rapid expansion of beverage options and delivery methods; affordability and changes in consumer lifestyles and spending patterns; concerns regarding the environmental, social and sustainability impact of ingredient sources, the product manufacturing process and our packaging; consumer emphasis on transparency related to ingredients we use in our products and collection and recyclability of, and amount of recycled content contained in, our packaging containers and other materials; concerns about the health and welfare of animals in our dairy supply chain; and competitive product and pricing pressures. In addition, in many of our markets, shopping patterns are being affected by the digital evolution, with consumers rapidly embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms. The increasing use of data analytics, automation and artificial intelligence across digital platforms is further reshaping how consumers discover, evaluate and engage with brands. If we fail to address changes in consumer product and shopping preferences, do not successfully anticipate and prepare for future changes in such preferences, or are ineffective or slow in developing and implementing appropriate digital transformation initiatives, our share of sales, revenue growth and overall financial results could be negatively affected.
Product safety and quality concerns could negatively affect our business.
Our success depends in large part on our ability to maintain consumer confidence in the safety and quality of all of our products. We have rigorous product safety and quality standards that we expect our operations, bottling partners and contract manufacturers to meet. However, despite our strong commitment to product safety and quality, we, our bottling partners or contract manufacturers at times have not met, and may not always meet, these standards, including as we expand our product offerings through innovation or acquisitions. We, our bottling partners or contract manufacturers have recalled, and could in the future recall, products due to product quality or safety issues, including actual or alleged mislabeling, misbranding, spoilage, undeclared allergens, contamination or adulteration by any means, or failure to meet applicable regulatory requirements. In addition, we or our bottling partners or contract manufacturers and products have been, and could continue to be, subject to inspection by federal, state and local authorities, which could result in the identification of product quality or safety issues. A widespread product recall could result in significant losses due to the costs of a recall and the destruction of product inventory. A recall or any decrease in production resulting from remediation efforts due to quality or safety issues may also lead to lost sales due to the unavailability of product for a period of time, and could also subject us to liability claims, negative publicity or changes in consumer demand, all of which could cause our business to suffer.
Public debate and concern about perceived negative health consequences of processing and of certain ingredients, such as nutritive and non-nutritive sweeteners, color additives and biotechnology-derived substances, and of other substances present in our beverage products or packaging materials, may reduce demand for our beverage products or result in additional governmental regulation.
Public debate and concern about perceived negative health consequences of processing and of certain ingredients in our beverage products, such as synthetic colors, nutritive (e.g., sugar, HFCS) and non-nutritive sweeteners, biotechnology-derived substances and other additives; substances that are present in our beverage products naturally or that occur as a result of the manufacturing process, such as 4-methylimidazole (4-MEI), a chemical compound that is formed during the manufacturing of certain types of caramel coloring used in cola-flavored beverages; or substances used in packaging materials, such as bisphenol A (BPA), an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans, may affect consumers’ preferences and cause them to shift away from some of our beverage products. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing, particular ingredients used in our products or unintentional contaminants that may be present in the food or water supply. In addition, increasing public concern about processing or the perceived or potential health consequences of processing, the presence of ingredients or substances in our beverage products or in packaging materials (or alleged presence of substances such as PFAS), and/or the results of third-party studies (whether or not scientifically valid) purporting to assess the health implications of consumption of certain products, or ingredients or substances present in certain of our products or packaging materials, have resulted, and could result, in additional governmental regulations concerning the advertising, marketing, labeling, packaging or sale of our beverages; limitations on the use of certain ingredients or packaging; potential new or increased taxes on or fees associated with our beverages by government entities; and negative publicity, or actual or threatened legal actions against us or other companies in our industry, all of which could damage the reputation of, and may reduce demand for, our beverage products.
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
Our success depends in large part on our ability to maintain the brand image of our existing products, build the brand image for new products and brand extensions, and maintain our corporate reputation and social license to operate. However, our continuing investment in advertising and marketing and our strong commitment to product safety and quality and respecting human rights have not always had, and may not in the future always have, the desired impact on our products’ brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In some emerging markets, the production and sale of counterfeit or “spurious” products, which we and our bottling partners have not in the past been able, and may not in the future be able, to fully combat, may damage the image and reputation of our products. In addition, from time to time we and our executives have engaged, and may in the future engage, in public policy endeavors that are either directly related to our products and packaging or to our business operations and the general economic climate affecting the Company. These engagements in public policy debates have been, and could in the future be, the subject of criticism from advocacy groups or others that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts. Similarly, our sponsorship relationships and associations with influencers and organizations have subjected us in the past, and could subject us in the future, to negative publicity as a result of actual or alleged misconduct by individuals, hosts or entities associated with organizations we sponsor or support financially or through in-kind contributions, as well as by the influencers we collaborate with who may engage in actions or express opinions that may negatively reflect on our brand. Likewise, campaigns by activists or others connecting us, or our bottling system or supply chain, with issues related to workplace policies and initiatives, or human rights or animal welfare, whether actual or perceived, could adversely impact our corporate image and reputation. Additionally, negative postings or comments on social media or networking websites about the Company or one of its brands, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage the reputation of our brands or the Company. Furthermore, allegations, even if untrue, that we are not respecting internationally recognized human rights; actual or perceived failure by our suppliers or other business partners to comply with applicable workplace and labor laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; actual or perceived failure by our suppliers, joint venture partners or other business partners to engage in proper animal welfare practices; and adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental impact, labor relations or the like could present potential legal risks and negatively affect our Company’s overall reputation and brand image, and could result in product boycotts or have a negative impact on our products’ acceptance by consumers. In addition, if we fail to respect our employees’ and our supply chain workers’ human rights, or inadvertently discriminate against any group of employees or hiring prospects, we could face legal risks and/or our ability to hire and retain the best talent will be diminished, which could have an adverse impact on our overall business.
If we are unable to successfully manage new product launches, our business and financial results could be adversely affected.
Due to the highly competitive nature of the commercial beverage industry, the Company continually introduces new products and evolves existing products to stimulate consumer demand. For instance, the Company has directly entered the alcohol beverage category in numerous markets outside the United States, and in the United States, the Company has established a wholly owned, indirect, firewalled subsidiary, which uses third-party manufacturers and distributors to produce, distribute and sell alcohol products in the United States and also authorizes alcohol-licensed third parties to use certain of our trademarks and related intellectual property on alcohol beverages that contain Company beverage bases. The success of new and evolved products depends on several factors, including timely and successful product development, adherence to new global and/or local standards of practice, consumer acceptance and stakeholder perception. Such endeavors may also involve significant risks and uncertainties, including greater execution risks; higher costs; lower rates of sales; distraction of management from existing operations; lower product, category or industry knowledge and expertise; slower than expected or inadequate return on investments; increased competitive pressures; stakeholder scrutiny; and reliance on the performance of third parties. As we become subject to additional governmental regulations, including alcohol regulations related to licensing, trade and pricing practices; labeling, advertising, promotion and marketing practices; and relationships with distributors, we may become exposed to the risk of increased compliance costs and disruptions to our existing business.
RISKS RELATED TO THE COCA-COLA SYSTEM
We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.
We generate a significant portion of our net operating revenues by selling concentrates and syrups to independent bottling partners. For the year ended December 31, 2025, one bottler accounted for 10% of our net operating revenues, which are reflected in our EMEA and Asia Pacific operating segments. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, some of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to maintain operating and strategic alignment or agree on appropriate pricing and marketing and advertising support, or if our bottling partners are not satisfied with our brand innovation and development efforts, they may take actions that, while maximizing     their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their resources to business opportunities or products other than those of the Company. Further, actions by our bottling partners, including related to product quality, safety, marketing practices, labor relations, regulatory compliance, sustainability, or other matters could adversely affect the reputation, consumer perception, or value of our brands, even if we are not directly responsible for such actions. Such actions could, in the long term, have an adverse effect on our profitability.
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
In December 2021, the OECD issued Pillar Two model rules, which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, or adopted legislation that became effective in 2025, while additional jurisdictions may enact similar legislation in the future. In June 2025, the Group of Seven (“G7”) released a statement announcing an understanding of a potential side-by-side system approach to the Pillar Two framework that would exclude U.S.-parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. In January 2026, the OECD issued further administrative guidance introducing a side-by-side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries.
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
We and our bottlers offer, among other beverage containers, nonrefillable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions requiring that deposits or certain ecotaxes or fees be charged in connection with the sale, marketing and use of certain beverage containers. Other proposals relating to beverage container deposits, recycling, recycling content, tethered bottle caps, ecotax and/or extended producer responsibility laws, or prohibitions on certain types of plastic products, packages and cups (including packaging containing PFAS) have been introduced and/or adopted in various jurisdictions, and we anticipate that similar legislation or regulations may be proposed in the future at federal, state and local levels, both in the United States and elsewhere. Consumers’ ongoing concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of additional such legislation or regulations in the future. If these types of requirements are adopted and implemented on a large scale, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues and profitability.
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may inhibit sales of affected products.
Regulators in the United States and abroad have been expressing concerns about the processing and the use of particular ingredients or additives in beverage products. Various jurisdictions have adopted, and others may seek to adopt, bans or restrictions on the use of certain ingredients or substances in products, as well as significant additional product labeling or warning requirements or limitations on the marketing or sale of our products because of what they contain or allegations that they cause adverse health effects. If these types of requirements become applicable to one or more of our products under current or future laws or regulations, they may inhibit sales of such products or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business.
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

Litigation claims or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings in the ordinary course of business, including, but not limited to, those arising out of our advertising and marketing practices, product claims and labels, competition, distribution and pricing, ingredients or processing, personal data protection and privacy, intellectual property and commercial disputes, tax disputes, and environmental and employment matters. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
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
Our Company is subject to various laws and regulations in the countries and territories throughout the world in which we do business, including laws and regulations relating to competition, distribution and pricing, product safety and quality, product design, advertising and labeling, container deposits, recycling, recycled content, extended producer responsibility, the protection of the environment, occupational health and safety, employment and labor practices (including human rights), machine learning and artificial intelligence (including generative artificial intelligence), personal data protection and privacy, and data security. For additional information regarding laws and regulations applicable to our business, refer to the heading “Governmental Regulation” set forth in Part I, “Item 1. Business” of this report. Changes in applicable laws or regulations or evolving interpretations thereof, changes in enforcement priorities of regulators, and differing or competing regulations and standards across the markets where our products or raw materials are made, manufactured, distributed or sold, have in the past resulted in, and could continue to result in, higher compliance costs, higher capital expenditures and higher production costs, or make it necessary for us to reformulate certain of our products, resulting in adverse effects on our business. In addition, increased or additional regulations to limit and/or report carbon dioxide and other greenhouse gas emissions as a result of concern over climate change; to discourage the use of plastic materials, including regulations relating to recovery and/or disposal of plastic bottles and other packaging materials due to environmental concerns; to limit or impose additional costs on commercial water use due to local water scarcity concerns; or to address wastewater discharge to protect local bodies of water, have in the past and could continue to result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability, or may impede the production, distribution, marketing and sale of our products, which could affect our net operating revenues. The legal and regulatory landscape for certain new technologies, such as artificial intelligence, is uncertain and evolving, and our compliance obligations could increase our costs or limit how we may use these technologies. Failure to comply with various laws and regulations (or allegations thereof), such as U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations; antitrust and competition laws; anti-modern slavery laws; anti-bribery and anti-corruption laws; data privacy laws, including the European Union’s General Data Protection Regulation and China’s Personal Information Protection Law; tax laws and regulations; and a variety of other applicable local, national and multinational regulations and laws, could result in litigation or criminal or civil enforcement actions, including voluntary and involuntary document requests, the assessment of damages, the imposition of penalties, the suspension of production or distribution, costly changes to equipment or processes due to required corrective action, or the cessation or interruption of operations at our or our bottling partners’ facilities, as well as damage to our or our bottling partners’ image and reputation, all of which could harm our or our bottling partners’ profitability.
RISKS RELATED TO FINANCE, ACCOUNTING AND INVESTMENTS
Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using many currencies other than the U.S. dollar. In 2025, we derived $28.8 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Global events, including political instability, international conflicts, trade disputes, tariffs, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainties, may cause currencies to fluctuate in relation to the U.S. dollar. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We also use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, could materially affect our financial results.
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
In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), including employees, former employees, vendors, third-party personnel, customers and consumers with whom we interact. As a result, we are subject to a variety of continuously evolving and developing laws and regulations in numerous jurisdictions regarding privacy and data protection. These privacy and data protection laws may include different standards and obligations or may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, new legislation in this area may be enacted in other jurisdictions at any time or may revise the law in jurisdictions that already have privacy regulations. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. Some laws and regulations also impose obligations or restrictions regarding cross-border data transfers of personal data. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses, and have required and may in the future require costly changes to our business practices and information technology and security systems, policies, procedures and practices. In addition, some countries are considering or have enacted data localization or residency laws, which require that certain data be maintained, stored and/or processed within their country of origin. Maintaining local data centers in individual countries could increase our operating costs significantly. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we have implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Our bottling partners, distributors, joint venture partners and suppliers have privacy and security controls and policies over personal data that differ in scope and complexity from our policies, procedures and practices, and we may also experience secondary contractual, regulatory, financial and reputational harm as a result of improper disclosure of personal data by our bottling partners or other third parties. Unauthorized access to or improper disclosure of personal data in violation of privacy and data protection laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including penalties, fines and investigations) and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, disclosure and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
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
Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure and reporting requirements, as well as a variety of voluntary disclosure frameworks and standards across jurisdictions. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the lack of convergence among standards. In addition, our systems, processes and controls may not always comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics; our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of our or third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, as well as correction of identified errors in data reporting. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions.
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
Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve and the ecosystems in which we operate. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation; increasing agricultural demand and other consumer and industrial products whose manufacturing processes require water; increasing pollution and emerging awareness of potential contaminants; poor management; lack of physical or financial access to water; sociopolitical tensions due to lack of public infrastructure in certain areas of the world; and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, the Coca-Cola system may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability.

Increased demand for food products, decreased agricultural productivity and increased regulation of ingredient sourcing due diligence may negatively affect our business.
As part of the manufacture of our beverage products, we and our bottling partners use a number of key ingredients that are derived from agricultural commodities such as sugarcane, corn, sugar beets, citrus and other fruits, coffee and tea. Increased demand for food products; decreased agricultural productivity in certain regions of the world as a result of changing weather patterns; loss of biodiversity; increased agricultural regulations, including regulation of ingredient sourcing due diligence; and other factors have in the past, and may in the future, limit the availability and/or increase the cost of such agricultural commodities and could impact the food security of communities around the world. If we are unable to implement programs focused on economic opportunity and environmental sustainability to address these agricultural challenges and fail to make a strategic impact on food security through joint efforts with bottlers, farmers, communities, suppliers and key partners, as well as through our increased and continued investment in more sustainable agriculture, our ability to source raw materials for use in our manufacturing processes, the affordability of our products and ultimately our business and results of operations could be negatively impacted.
Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.
There is ongoing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere is causing significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions of the world as a result of changing weather patterns may limit the availability or increase the cost of key agricultural commodities, such as sugarcane, corn, sugar beets, citrus and other fruits, coffee and tea, which are important ingredients for our products, and could impact the food security of communities around the world. Climate change may also exacerbate extreme weather, resulting in water scarcity or flooding, and cause a further deterioration of water quality in affected regions, which could limit water availability for the Coca-Cola system’s bottling operations. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Ongoing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment, and/or may result in increased disclosure obligations. Increased energy or compliance costs and expenses due to increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our beverage products. The physical effects and transition costs of climate change and legal, regulatory or market initiatives to address climate change could have a long-term adverse impact on our business and results of operations. In addition, we and our bottling partners have taken, and continue to take, actions to reduce the Coca-Cola system’s carbon footprint, for example, by increasing our use of recycled packaging materials, expanding our renewable energy usage, and participating in environmental and sustainability programs and initiatives organized or sponsored by nongovernmental organizations and other groups to reduce greenhouse gas emissions industrywide. If we fail to achieve or improperly report on our progress toward achieving our emission reduction goals, or if we and our bottling partners discontinue our sustainability initiatives to reduce the Coca-Cola system’s carbon footprint, the resulting negative publicity could adversely affect consumer preference for our beverage products.
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

We devote significant resources to protecting the security of our computer systems, software, networks and other technology assets. Our efforts are designed to adapt with the evolution of information security risks and appropriate best practices and include physical, administrative and technical safeguards. Our practices are generally developed from, and benchmarked against, recognized cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework. Our acquired businesses and consolidated bottling operations maintain separate cybersecurity systems and environments that may differ in scope and complexity from our own. However, for all consolidated entities, our cybersecurity risk management program is designed to help coordinate the Company’s identification of, response to and recovery from cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as to comply with applicable legal obligations.
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
We do not believe that there are currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. However, we have been the target of cyberattacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident in the past or that we will not experience such an incident in the future. For more information on the risks from cybersecurity threats that we face, refer to Part I, “Item 1A. Risk Factors.”
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

In an effort to detect and defend against cybersecurity threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, deepfakes, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly to the Company’s centrally managed cyber defense and security operations.
ITEM 2.  PROPERTIES
Our worldwide headquarters is located on a 35-acre complex in Atlanta, Georgia. The complex includes several office buildings which are used by Corporate employees and North America operating segment employees. In addition, the complex includes technical and engineering facilities along with a reception center.
We own or lease additional facilities, real estate and office space throughout the world, which we use for administrative, manufacturing, processing, packaging, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located, with the exception of facilities related to our consolidated bottling and distribution operations, which are included in the Bottling Investments operating segment, and Costa retail stores, which are included in the EMEA operating segment, regardless of geographic location.
The following table summarizes our principal production facilities, distribution and storage facilities, and retail stores by operating segment and Corporate as of December 31, 2025:

	Principal Concentrate and/or Syrup Plants		Principal Beverage Manufacturing/Bottling Plants		Principal Distribution and Storage Facilities		Principal Retail Stores
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
EMEA	6	—	2	—	—	7	—	1,379
Latin America	5	—	—	—	2	3	—	—
North America	9	—	7	1	—	28	—	—
Asia Pacific	6	1	1	—	1	3	—	—
Bottling Investments	—	—	56	5	53	68	—	—
Corporate	3	—	—	—	—	5	—	—
Total	29	1	66	6	56	114	—	1,379
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

On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the years ended December 31, 2025 and 2024, the Company recorded net interest income of $217 million and $77 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of December 31, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2025 to $512 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $385 million as of December 31, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
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
On October 30, 2024, Los Angeles County Counsel filed a lawsuit against the Company, Reyes Coca-Cola Bottling, LLC, as well as other unrelated parties (collectively, “Defendants”) in the Superior Court for the State of California for the County of Los Angeles (“Superior Court”) concerning the environmental impacts of plastic packaging on coastal areas and waterways. The complaint asserts (a) state-law claims for public nuisance; (b) violations of California’s Unfair Competition Law; and (c) violations of California’s False Advertising Law. The complaint seeks injunctive relief, restitution and civil penalties but does not specify an amount of damages sought. The Company removed the action to federal court in December 2024, and the case was remanded back to the Superior Court in March 2025. Defendants’ Motion to Dismiss was denied on September 23, 2025. The Company continues to evaluate its options in light of the Superior Court’s decision and believes it has strong defenses to the claims.
On April 11, 2025, the Commissioner of the Department of Licensing and Consumer Affairs and the Government of the United
States Virgin Islands (“USVI”) filed a lawsuit against the Company, CC One Virgin Islands, LLC as well as other unrelated parties in the Superior Court of the Virgin Islands, Division of St. Croix, concerning the environmental impacts of plastic packaging in the USVI. The complaint asserts claims for (a) violations of USVI consumer protection statutes and (b) public nuisance. The complaint seeks injunctive relief, restitution and civil penalties but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of February 20, 2026:

Name	Age	Position
Manuel Arroyo	58	Executive Vice President since January 2024. Global Chief Marketing Officer since January 2020 and, prior to that, President of the Asia Pacific Group from January 2019 to December 2020. President of the Mexico business unit from July 2017 to December 2018, and prior to that, General Manager for Iberia from February 2017. Prior to rejoining the Company in February 2017, Chief Executive Officer of Deoleo, S.A., a Spanish multinational olive oil processing company, from May 2015 to September 2016, and Senior Vice President and President, Asia Pacific, of S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, from September 2014 to May 2015. President of the Company’s ASEAN business unit from 2010 to August 2014. Effective March 31, 2026, Mr. Arroyo will assume the Company’s customer and commercial leadership responsibilities and become Global Chief Marketing and Customer Commercial Officer.

Henrique Braun	57
Chief Operating Officer since January 2025 and Executive Vice President since January 2024. Senior Vice President from July 2023 to December 2023. President, International Development, with oversight of seven of the Company’s operating units, from January 2023 to December 2024. President of the Latin America operating unit from October 2020 to December 2022. President of the Brazil business unit from September 2016 to September 2020, and President of the Greater China and Korea business unit from April 2013 to August 2016. In December 2025, the Board of Directors elected Mr. Braun to serve as Chief Executive Officer of the Company, effective March 31, 2026. In February 2026, the Board of Directors nominated Mr. Braun to stand for election as a Director at the 2026 Annual Meeting of Shareowners.

Lisa Chang	57	Executive Vice President since January 2024 and Global Chief People Officer since March 2019 when she joined the Company. Senior Vice President from March 2019 to December 2023. Senior Vice President and Chief Human Resources Officer for AMB Group LLC, which is the investment management and shared services arm of The Blank Family of Businesses, from 2014 through 2018. Prior to joining AMB Group LLC, Vice President of Human Resources for International at Equifax Inc. from 2013 through 2014, where she led human resources for all of its global locations.

Name	Age	Position
Monica Howard Douglas	53
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

Jennifer K. Mann	53	Executive Vice President since January 2024 and President, North America operating unit since January 2023. Senior Vice President from May 2017 to December 2023. President, Global Ventures from January 2019 to December 2022, Chief People Officer from May 2017 to March 2019, and Chief of Staff for James Quincey, then President and Chief Operating Officer and later Chief Executive Officer, from October 2015 to October 2018. Vice President and General Manager of Coca-Cola Freestyle from June 2012 to October 2015.

John Murphy	64	President since October 2022 and Chief Financial Officer since March 2019. Executive Vice President from March 2019 to September 2022, and prior to that, Senior Vice President and Deputy Chief Financial Officer from January 2019 to March 2019. President of the Asia Pacific Group from August 2016 to December 2018, and President of the South Latin business unit from January 2013 to August 2016.

Luisa Ortega	55
President, Europe operating unit since September 2025, and prior to that, President of the Africa operating unit from February 2023 to August 2025. President of the central zone of the Latin America operating unit from January 2021 to January 2023. President of the South Latin business unit from August 2020 to December 2020, and prior to that, Deputy President of the South Latin business unit from April 2020 to July 2020. She joined the Company in March 2019 as vice president and general manager of the South Latin business unit. Prior to that, she worked for S.C. Johnson & Son, Inc., a multinational consumer product manufacturer, for more than 14 years in various roles in Europe, the United States and the Asia Pacific region.

Beatriz Perez	56	Executive Vice President since January 2024 and Global Chief Communications, Sustainability and Strategic Partnerships Officer since May 2017. Senior Vice President from May 2017 to December 2023. Served as the Company’s first Chief Sustainability Officer from July 2011 to April 2017, and as Vice President, Global Partnerships and Licensing, Retail and Attractions from July 2016 to April 2017. Chair of The Coca-Cola Foundation, Inc., the Company’s primary international philanthropic arm, since October 2017.

Bruno Pietracci	51
President, Latin America operating unit since February 2023, and prior to that, President of the Africa operating unit from January 2021 to January 2023. President of the Africa and Middle East business unit from February 2020 to December 2020, President of the South and East Africa business unit from July 2018 to January 2020, and Vice President of operations for EMEA from November 2016 to June 2018.

Nancy Quan	59	Executive Vice President since January 2024, and prior to that, Senior Vice President from January 2019 to December 2023. Global Chief Technical and Innovation Officer since February 2021, Chief Technical Officer from January 2019 to February 2021, and Chief Technical Officer of Coca-Cola North America from July 2016 to December 2018. Global R&D Officer from January 2012 to July 2016.

James Quincey	61
Chairman of the Board of Directors since April 2019 and Chief Executive Officer since May 2017. Elected to the Board of Directors in April 2017. President from August 2015 to December 2018, and Chief Operating Officer from August 2015 to April 2017. He will step down as Chief Executive Officer effective March 31, 2026, on which date he will transition to Executive Chairman.

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
As of February 18, 2026, there were 168,055 shareowner accounts of record. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the subheading “Equity Compensation Plan Information” under the principal heading “Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareowners (“Company’s 2026 Proxy Statement”), to be filed with the SEC, is incorporated herein by reference.
During the year ended December 31, 2025, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2025 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
September 27, 2025 through October 24, 2025	689,366		$67.43	689,150		67,706,884
October 25, 2025 through November 21, 2025	400,564		70.21	399,940		67,306,944
November 22, 2025 through December 31, 2025	369,200		70.50	358,200		66,948,744
Total	1,459,130		$68.97	1,447,290
1The total number of shares purchased includes: (1) shares purchased, if any, pursuant to the plan described in footnote 2 below, and (2) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
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

$225
$200
$175
$150
$125
$100
$75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
The Coca-Cola Company
Dow Jones U.S. Food & Beverage Total Return Index
S&P 500 Index

December 31,	2020	2021	2022	2023	2024	2025
The Coca-Cola Company	$100	$111	$123	$118	$128	$148
Dow Jones U.S. Food & Beverage Total Return Index	100	113	122	117	112	113
S&P 500 Index	100	129	105	133	166	196
The total shareowner return is based on a $100 investment on December 31, 2020 and assumes that dividends were reinvested on the day of issuance.
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

•Operations Review — an analysis of our consolidated results of operations for 2025 and 2024 and year-to-year comparisons between 2025 and 2024. An analysis of our consolidated results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023 can be found in Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 26, 2025.
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
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in our geographic operating segments. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our EMEA operating segment, regardless of the physical location of the retail stores. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.

The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2025	2024
Concentrate operations	59%	59%
Finished product operations	41	41
Total	100%	100%
The following table sets forth the percentage of total worldwide unit case volume attributable to concentrate operations and finished product operations:

Year Ended December 31,	2025	2024
Concentrate operations	85%	85%
Finished product operations	15	15
Total	100%	100%
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
Despite the dynamic world in which we are currently operating, we believe we are well positioned to create value for our Company and our stakeholders. In an effort to support our future growth, we are continuing to invest in our portfolio of brands, our strategic capabilities and our people. We are focused on the following growth pillars: shaping a portfolio of loved brands; transforming our marketing and innovation agenda; optimizing the Coca-Cola ecosystem; building talent and capabilities; and enhancing our license to win.
Challenges and Risks
Being a global enterprise provides unique opportunities for our Company. Challenges and risks accompany those opportunities. Our management has identified certain challenges and risks that demand the attention of our Company and the commercial beverage industry. Of these, six key strategic business challenges and risks are discussed below.
Obesity and Health-Related Concerns
There is ongoing concern among consumers, public health professionals and governments about the health problems associated with obesity and other chronic diseases, which may present a challenge to our industry. We understand that obesity is a complex public health challenge, and we are committed to being a part of the solution.
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
We remain committed to innovation and to partnering with suppliers to invest in research and development of new noncaloric sweeteners and flavors that help us create great tasting beverages, including options with low or no calories.
Evolving Consumer Product Preferences
We are impacted by shifting consumer demographics and needs, on-the-go lifestyles and consumers who are empowered with more information than ever. As a result, many consumers want more beverage choices, personalization, a focus on sustainability, and transparency related to our products and packaging. We are committed to meeting changing consumer needs and to generating growth through our evolving portfolio of beverage brands and products (including numerous low- and no-calorie products); selectively expanding into other profitable categories of the commercial beverage industry; investing in innovative and more sustainable packaging; and providing easy-to-access information about our beverages on our website.

Evolving Competitive Landscape and Competing in the Digital Marketplace
Our Company faces strong competition from well-established global companies as well as numerous regional and local companies. The rapidly evolving digital landscape and growth of e-commerce in many markets has led to dramatic shifts in consumer shopping habits and patterns. The increasing use of data analytics, automation and artificial intelligence across digital platforms is further reshaping how consumers discover, evaluate and engage with brands. Consumers are rapidly embracing shopping via mobile device applications, e-commerce retailers and e-commerce websites or platforms, which presents new challenges to maintain the competitiveness and relevancy of our brands. As a result, we must continuously strengthen our capabilities in marketing and innovation to compete in a digital environment and maintain brand loyalty and market share. In addition, we are increasing our investments in e-commerce to support retail and meal delivery services, offering more package sizes that are fit-for-purpose for online sales and shifting more consumer and trade promotions to digital.
Product Safety and Quality
We strive to meet the highest standards in both product safety and product quality. We are aware that some consumers have concerns regarding certain ingredients used in our products. We only use ingredients that are authorized for use by regulatory authorities in each of the markets in which we operate. We have rigorous product and ingredient standards designed to help ensure safety and quality in each of our products, and we drive innovation that provides new beverage options to satisfy consumers’ evolving needs and preferences. We stay current with new regulations, industry best practices and marketplace conditions, and we engage with standard-setting and industry organizations.
We, our contract manufacturers and bottling partners are expected to manufacture and distribute our products according to strict policies, requirements and specifications set forth in an integrated quality management program. Our quality management program is designed to identify and mitigate risks and drive improvement. In our quality laboratories, we measure the quality attributes of ingredients, and we perform due diligence to help ensure that product and ingredient safety and quality standards are maintained. We regularly assess the relevance of our requirements and standards and continually work to improve and refine them across our entire supply chain.
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
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the heading “Our Business — Challenges and Risks” above and “Item 1A. Risk Factors” in Part I of this report as well as the heading “Operations Review” below for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, revenues, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate when global financial markets are highly volatile. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor. If we had used other assumptions and estimates when impairment tests were performed, impairment charges could have resulted. Furthermore, if management uses different assumptions in future periods, or if different conditions exist in future periods, impairment charges could result. The total future impairment charges we may be required to record could be material.
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
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions, which are reporting units. The Bottling Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
In November 2021, the Company acquired the remaining 85% ownership interest in, and now owns 100% of BA Sports Nutrition, LLC (“BodyArmor”), which offers a line of sports performance and hydration beverages. During the three months ended March 29, 2024, the Company recorded an impairment charge of $760 million due to revised projections of future operating results as well as higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. During the three months ended December 31, 2025, the operating results related to the trademark, combined with lower expectations of future performance compared to the original forecasts, triggered the need to update the Company’s impairment analysis, including a reassessment of the business projections for the trademark. Based on this assessment, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an additional impairment charge of

$960 million. The decrease in fair value was primarily driven by the revised projections of future operating results, including a slowing of the projected long-term growth rate for the category, an intensifying competitive environment, and more focused innovation and international rollout plans. The remaining carrying value of the trademark is $2,440 million. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change, causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In 2025, the Company’s total net periodic pension cost was $121 million. In 2026, we expect our net periodic pension cost to be approximately $87 million. The decrease in net periodic pension cost is primarily due to special termination benefits and curtailment charges in 2025.
As of December 31, 2025, the U.S. qualified pension plan represented 63% and 60% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively. For this plan, we estimate that a 50 basis-point decrease in the discount rate would result in a $9 million increase in our 2026 net periodic pension cost, and we estimate that a 50 basis-point decrease in the expected long-term rate of return on plan assets would result in a $19 million increase in our 2026 net periodic pension cost.
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
OPERATIONS REVIEW
Our organizational structure consists of the following operating segments: EMEA; Latin America; North America; Asia Pacific; and Bottling Investments. Our operating structure also includes Corporate, which consists of a center and a platform services organization. For additional information regarding our operating segments and Corporate, refer to Note 20 of Notes to Consolidated Financial Statements.
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
When we analyze our net operating revenues, we generally consider the following factors: (1) volume growth (concentrate sales volume or unit case volume, as applicable); (2) changes in price/mix; (3) foreign currency exchange rate fluctuations; and (4) acquisitions and divestitures (including structural changes as defined below), as applicable. Refer to the heading “Net Operating Revenues” below. The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we do not recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a third party. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a third party does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. When we account for an unconsolidated bottling partner as an equity method investment, we eliminate the intercompany profit related to concentrate sales to the extent of our ownership interest, until the equity method investee has sold finished products manufactured from the concentrates or syrups to a third party. We typically report unit case volume when finished products manufactured from the concentrates or syrups are sold to a third party, regardless of our ownership interest in the bottling partner, if any.
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
In January, February and December 2024, as well as May 2025, the Company refranchised our bottling operations in certain territories in India, and in February 2024, the Company refranchised our bottling operations in Bangladesh and the Philippines. The impact of each of these refranchisings has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments. Additionally, in October 2025, the Company sold our finished product operations in Nigeria. The impact of this sale has been included as a divestiture in our analysis of net operating revenues on a consolidated basis as well as for the EMEA operating segment.
Beverage Volume
We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, “unit case” means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings), with the exception of unit case equivalents for Costa non-ready-to-drink beverage products, which are primarily measured in number of transactions; and “unit case volume” means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers or consumers. Unit case volume consists primarily of beverage products bearing Company trademarks. Also included in unit case volume are certain brands licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive an economic benefit. In addition, unit case volume includes sales by certain joint ventures in which the Company has an ownership interest. Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can create differences between unit case volume and concentrate sales volume growth rates. In addition to these items, the impact of unit case volume from certain joint ventures in which the Company has an ownership interest, but to which the Company does not sell concentrates, syrups, source waters or powders/minerals, may give rise to differences between unit case volume and concentrate sales volume growth rates.
Information about our volume growth worldwide and by operating segment is as follows:

	Percent Change 2025 versus 2024
	Unit Cases	[1,2]	Concentrate Sales
Worldwide	—%		1%
EMEA	3		3	[4]
Latin America	—		(1)
North America	(1)		(1)
Asia Pacific	—		—	[5]
Bottling Investments	(8)	[3]	N/A
1Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2Geographic operating segment data reflects unit case volume growth for all bottlers, both consolidated and unconsolidated, and distributors in the applicable geographic areas. Unit case volume growth for Costa retail stores is reflected in the EMEA operating segment data.
3After considering the impact of structural changes, unit case volume for Bottling Investments was even.
4After considering the impact of divestitures, concentrate sales volume for EMEA grew 4%.
5After considering the impact of structural changes, concentrate sales volume for Asia Pacific grew 1%.

Unit Case Volume
The Coca-Cola system sold 33.8 billion and 33.7 billion unit cases of our products in 2025 and 2024, respectively.
Unit case volume in EMEA increased 3%, which included 2% growth in Trademark Coca-Cola, 3% growth in sparkling flavors, 2% growth in water, sports, coffee and tea as well as growth in energy drinks, partially offset by a 4% decline in juice, value-added dairy and plant-based beverages. The operating segment reported growth in unit case volume of 7% in the Eurasia and Middle East operating unit, growth of 3% in the Africa operating unit and growth in energy drinks, partially offset by a decline of 1% in the Europe operating unit.
In Latin America, unit case volume was even, which included 1% growth in both water, sports, coffee and tea, and juice, value-added dairy and plant-based beverages as well as growth in energy drinks, offset by a 1% decline in Trademark Coca-Cola and a 2% decline in sparkling flavors. The operating segment’s volume performance included 2% growth in Brazil and 6% growth in Argentina, offset by a decline of 4% in Mexico.
Unit case volume in North America decreased 1%, which included a 1% decline in Trademark Coca-Cola, a 2% decline in juice, value-added dairy and plant-based beverages and a 1% decline in sparkling flavors, partially offset by growth in energy drinks. Unit case volume in water, sports, coffee and tea was even.
In Asia Pacific, unit case volume was even, which included 3% growth in water, sports, coffee and tea, 1% growth in Trademark Coca-Cola and growth in energy drinks, offset by a 3% decline in sparkling flavors and a 6% decline in juice, value-added dairy and plant-based beverages. The operating segment reported growth in unit case volume of 1% in the Greater China and Mongolia operating unit and growth in energy drinks, offset by a decline of 3% in the ASEAN and South Pacific operating unit. Unit case volume in both the India and Southwest Asia and the Japan and South Korea operating units was even.
Unit case volume for Bottling Investments decreased 8%, which primarily reflects the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India.
Concentrate Sales Volume
In 2025, worldwide concentrate sales volume grew 1% and unit case volume was even compared to 2024. The difference between concentrate sales volume and unit case volume growth rates for our Latin America operating segment was primarily due to the timing of concentrate shipments.
Net Operating Revenues
Net operating revenues were $47,941 million in 2025, compared to $47,061 million in 2024, an increase of $880 million, or 2%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2025 versus 2024
	Volume[1]	Price/Mix	Foreign Currency Exchange Rate Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	1%	4%	(2)%	(1)%	2%
EMEA	4	2	—	(1)	5
Latin America	(1)	11	(12)	—	(2)
North America	(1)	5	—	—	4
Asia Pacific	1	4	(3)	(1)	1
Bottling Investments	—	2	(2)	(7)	(8)
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

“Price/mix” refers to the change in net operating revenues caused by factors such as pricing actions taken by the Company and, where applicable, our bottling partners; the mix of categories, products and packages sold; and the mix of channels and geographic territories where the sales occurred. Management believes that providing investors with price/mix enhances their understanding about the combined impact that these items had on the Company’s net operating revenues. The impact of price/mix is calculated by subtracting the change in net operating revenues resulting from volume increases or decreases, fluctuations in foreign currency exchange rates, and acquisitions and divestitures from the total change in net operating revenues. Management uses this measure in making financial, operating and planning decisions and in evaluating the Company’s performance.
Price/mix had a 4% favorable impact on our consolidated net operating revenues. Price/mix was impacted by a variety of factors and events, including, but not limited to, the following:
•EMEA — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing in Argentina, and favorable mix;
•North America — favorable pricing initiatives and favorable mix;
•Asia Pacific — favorable mix and favorable pricing initiatives;
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
The favorable pricing initiatives for the year ended December 31, 2025 in all operating segments included both new and carryover pricing increases from the prior year.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted our consolidated net operating revenues by 2%. This unfavorable impact was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Argentine peso, Ethiopian Birr and Turkish lira, which had an unfavorable impact on our Latin America, Bottling Investments and EMEA operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro, British pound, South African rand and Japanese yen, which had a favorable impact on our EMEA, Bottling Investments and Asia Pacific operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Net operating revenue growth rates are impacted by sales volume; price/mix; foreign currency exchange rate fluctuations; and acquisitions and divestitures. The size and timing of acquisitions and divestitures are not consistent from period to period. Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have a favorable impact on our full year 2026 net operating revenues.

Information about our net operating revenues by operating segment and Corporate as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2025	2024
EMEA	22.6%	21.8%
Latin America	13.2	13.8
North America	40.8	40.1
Asia Pacific	11.1	10.9
Bottling Investments	12.0	13.2
Corporate	0.3	0.2
Total	100.0%	100.0%
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
Our gross profit margin increased to 61.6% in 2025 from 61.1% in 2024. This increase was primarily due to the impact of favorable pricing initiatives and the impact of the prior year refranchising of our bottling operations in the Philippines, Bangladesh and certain territories in India, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations and higher commodity costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14,521 million in 2025, compared to $14,582 million in 2024, a decrease of $61 million. This decrease was primarily due to lower contributions to The Coca-Cola Foundation and lower annual incentive expense, partially offset by higher severance costs in 2025 associated with ongoing initiatives to optimize our organization, higher advertising expenses and an asset impairment charge related to certain prototypes in the prior year. Advertising expenses for 2025 and 2024 were $5.4 billion and $5.1 billion, respectively. Refer to Note 17 of Notes to Consolidated Financial Statements for more information on the impairment charge.
Other Operating Charges
Other operating charges incurred by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2025	2024
EMEA	$—	$—
Latin America	44	126
North America	960	760
Asia Pacific	41	—
Bottling Investments	—	—
Corporate	216	3,277
Total	$1,261	$4,163
In 2025, the Company recorded other operating charges of $1,261 million. These charges consisted of $960 million related to the impairment of our BodyArmor trademark, $97 million related to the Company’s productivity and reinvestment program, and $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $44 million related to the impairment of a trademark in Latin America, $41 million related to the impairment of a trademark and property, plant and equipment in Asia Pacific and $35 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition in 2021, $12 million of transaction costs related to our divestiture activities and $10 million related to tax litigation expense.
In 2024, the Company recorded other operating charges of $4,163 million. These charges consisted of $3,109 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark, $133 million related to the Company’s productivity and reinvestment program and $126 million related to the impairment of a trademark in Latin America. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $13 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations and $9 million of transaction costs related to our divestiture activities. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our divestiture activities. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information related to the tax litigation. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration and the impairment charges. Refer to Note 18 of Notes to Consolidated Financial Statements for the impact these charges had on our operating segments and Corporate. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information on the Company’s restructuring initiatives.
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

Year Ended December 31,	2025	2024
EMEA	31.2%	42.6%
Latin America	27.2	38.0
North America	36.8	45.6
Asia Pacific	14.9	21.5
Bottling Investments	3.1	5.0
Corporate	(13.2)	(52.7)
Total	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and by operating segment and Corporate is as follows:

Year Ended December 31,	2025	2024
Consolidated	28.7%	21.2%
EMEA	39.7	41.4
Latin America	59.1	58.6
North America	25.9	24.1
Asia Pacific	38.3	42.1
Bottling Investments	7.4	8.0
Corporate	*	*
*    Calculation is not meaningful.
Operating income was $13,762 million in 2025, compared to $9,992 million in 2024, an increase of $3,770 million, or 38%. The increases in operating income and operating margin were primarily driven by lower other operating charges, due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, concentrate sales volume growth of 1% and favorable pricing initiatives. These items were partially offset by higher commodity costs and an unfavorable foreign currency exchange rate impact.

In 2025, fluctuations in foreign currency exchange rates, including the effects of our hedging activities, unfavorably impacted consolidated operating income by 12% due to a stronger U.S. dollar compared to certain foreign currencies, including the Mexican peso, Argentine peso, Brazilian real and Turkish lira, which had an unfavorable impact on our Latin America and EMEA operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had a favorable impact on our EMEA operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The Company’s EMEA operating segment reported operating income of $4,298 million and $4,255 million for the years ended December 31, 2025 and 2024, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 4% and favorable pricing initiatives, partially offset by higher commodity costs, increased marketing spending, higher operating expenses, an unfavorable foreign currency exchange rate impact of 5% and the impact of divestiture activity.
Latin America reported operating income of $3,742 million and $3,792 million for the years ended December 31, 2025 and 2024, respectively. The decrease in operating income was primarily driven by a decrease in concentrate sales volume of 1%, increased marketing spending and an unfavorable foreign currency exchange rate impact of 21%, partially offset by favorable pricing initiatives, lower commodity costs and lower other operating charges.
Operating income for North America for the years ended December 31, 2025 and 2024 was $5,070 million and $4,556 million, respectively. The increase in operating income was primarily driven by favorable pricing initiatives, partially offset by a decrease in concentrate sales volume of 1%, higher commodity costs, increased marketing spending, higher other operating charges and an unfavorable foreign currency exchange rate impact of 1%.
Asia Pacific’s operating income for the years ended December 31, 2025 and 2024 was $2,042 million and $2,156 million, respectively. The decrease in operating income was primarily driven by higher commodity costs, higher other operating charges, an unfavorable foreign currency exchange rate impact of 8% and the impact of structural changes, partially offset by concentrate sales volume growth of 1% and favorable pricing initiatives and mix.
Bottling Investments’ operating income for the years ended December 31, 2025 and 2024 was $426 million and $496 million, respectively. The decrease in operating income was primarily driven by the impact of refranchising our bottling operations in the Philippines, Bangladesh and certain territories in India, higher commodity costs and an unfavorable foreign currency exchange rate impact of 2%, partially offset by favorable pricing initiatives and lower operating expenses.
Corporate’s operating loss for the years ended December 31, 2025 and 2024 was $1,816 million and $5,263 million, respectively. Operating loss in 2025 decreased primarily as a result of lower other operating charges due to the prior year remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, lower commodity costs, lower marketing expenses and lower contributions to The Coca-Cola Foundation. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on the fairlife contingent consideration.
Interest Income
Interest income was $786 million in 2025, compared to $988 million in 2024, a decrease of $202 million, or 20%. This decrease was primarily driven by lower average investment balances on our Corporate and certain international investments.
Interest Expense
Interest expense was $1,654 million in 2025, compared to $1,656 million in 2024, a decrease of $2 million. This decrease was primarily due to the impact of lower average short-term debt balances compared to the prior year. Refer to Note 11 of Notes to Consolidated Financial Statements.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company’s proportionate share of net income or loss from each of our equity method investees. In 2025, equity income was $2,031 million, compared to equity income of $1,770 million in 2024, an increase of $261 million, or 15%. The increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in 2025, partially offset by the impact of the sale of our ownership interests in certain equity method investees and an unfavorable foreign currency exchange rate impact. In addition, the Company recorded net charges of $21 million and $92 million during the years ended December 31, 2025 and 2024, respectively, which represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Other Income (Loss) — Net
In 2025, other income (loss) — net was income of $1,073 million. The Company recognized a gain of $1,952 million related to the sale of our ownership interest in Coca-Cola Consolidated, Inc. (“Coke Consolidated”), an equity method investee, a net gain of $409 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, dividend income of $159 million, a gain of $102 million related to the refranchising of our bottling operations in certain territories in India and a gain of $31 million related to the substantial liquidation of a joint venture in China. The Company also recorded a charge of $1,274 million related to our bottling operations in Africa that became held for sale, a charge of $393 million related to the sale of our finished product operations in Nigeria, and other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Additionally, the Company recorded a charge of $36 million related to the refranchising of certain bottling operations in Ghana, and expense of $22 million related to the non-service cost components of net periodic benefit cost, which included charges of $27 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity. Other income (loss) — net also included net foreign currency exchange losses of $48 million and $60 million of costs related to our trade accounts receivable factoring program.
In 2024, other income (loss) — net was income of $1,992 million. The Company recorded a gain of $595 million related to the refranchising of our bottling operations in the Philippines and recognized a gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand. The Company also recognized a gain of $338 million related to the sale of a portion of our ownership interest in Coke Consolidated, a gain of $303 million related to the refranchising of our bottling operations in certain territories in India, and a net gain of $290 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized dividend income of $205 million and net income of $76 million related to the non-service cost components of net periodic benefit cost, of which $21 million was due to pension and other postretirement benefit plan settlement gains. Other income (loss) — net also included net foreign currency exchange losses of $180 million, $114 million of costs related to our trade accounts receivable factoring program and an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America.
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
Income Taxes
The Company recorded income taxes of $2,861 million (17.9% effective tax rate) and $2,437 million (18.6% effective tax rate) for the years ended December 31, 2025 and 2024, respectively.
Our effective tax rate reflects the tax impact of having significant operations outside the United States, which are generally taxed at rates different than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2031 to 2045. We anticipate that we will be able to extend or renew the grants in these locations. The decision of whether we decide to pursue the renewal of these grants and the impact of the grants going forward is dependent on various factors. Tax incentive grants favorably impacted our income tax expense by $383 million and $346 million for the years ended December 31, 2025 and 2024, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method. Also included in our effective tax rate is the tax impact associated with several countries enacting global minimum tax regulations.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
As of December 31, 2025, the gross amount of unrecognized tax benefits was $857 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $581 million, exclusive of any benefits related to interest and penalties. The remaining $276 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information.

Based on current tax laws, including the impact of several countries enacting global minimum tax regulations, the Company’s effective tax rate in 2026 is expected to be approximately 20.9%, before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
In December 2021, the OECD issued Pillar Two model rules, which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, or adopted legislation that became effective in 2025, while additional jurisdictions may enact similar legislation in the future. In June 2025, the G7 released a statement announcing an understanding of a potential side-by-side system approach to the Pillar Two framework that would exclude U.S.-parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. In January 2026, the OECD issued further administrative guidance introducing a side‑by‑side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries. The Company will continue to monitor developments to determine any potential impact in the countries in which we operate.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The Company continues to evaluate the future impact of these tax law changes on its financial statements. The OBBBA did not materially impact the Company’s effective tax rate for 2025, and we do not expect it to have a material impact in 2026.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $15.8 billion as of December 31, 2025. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $6.2 billion in unused backup lines of credit for general corporate purposes as of December 31, 2025. These backup lines of credit expire at various times through 2030.
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. We do not believe there is a risk that our payment terms will be shortened in the near future. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information.

The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $14,710 million and $21,873 million of trade accounts receivables under this program during the years ended December 31, 2025 and 2024, respectively. The costs of factoring such receivables were $60 million and $114 million for the years ended December 31, 2025 and 2024, respectively. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2026 capital expenditures to be approximately $2.2 billion. During 2026, we also expect to repurchase shares to offset dilution resulting from employee stock-based compensation plans.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in the 3M case controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with IRC Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the years ended December 31, 2025 and 2024, the Company recorded net interest income of $217 million and $77 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of December 31, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $385 million as of December 31, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $7,408 million and $6,805 million, respectively, an increase of $603 million, or 9%. This increase was primarily driven by strong cash operating results, lower tax payments, the timing of changes in working capital and lower contributions to The Coca-Cola Foundation compared to the prior year. These items were partially offset by the prior year benefit of the trade accounts receivable factoring program and higher transfers of surplus non-U.S. plan assets from pension trusts to general assets of the Company in the prior year. The increase was also partially offset by unfavorable hedging activity, higher marketing payments, tax deposits related to Israel and Vietnam, and higher net interest payments.
Additionally, the activity in 2025 included $6.1 billion of the $6.2 billion final milestone payment for fairlife. The activity in 2024 included the $6.0 billion IRS Tax Litigation Deposit.
Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on the tax payment to the IRS. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on the pension transfer. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash used in investing activities was $67 million in 2025 and net cash provided by investing activities was $2,524 million in 2024.
Purchases of Investments and Proceeds from Disposals of Investments
In 2025, purchases of investments were $6,160 million and proceeds from disposals of investments were $4,665 million, resulting in a net cash outflow of $1,495 million. In 2024, purchases of investments were $5,640 million and proceeds from disposals of investments were $6,589 million, resulting in a net cash inflow of $949 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
In 2025 and 2024, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $461 million and $315 million, respectively. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
In 2025 and 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,567 million and $3,485 million, respectively. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the years ended December 31, 2025 and 2024 were $2,112 million and $2,064 million, respectively.
Total capital expenditures for property, plant and equipment and the percentage of such totals by operating segment and Corporate were as follows (in millions):

Year Ended December 31,	2025	2024
Capital expenditures	$2,112	$2,064
EMEA	11.2%	10.7%
Latin America	0.1	—
North America	31.7	29.2
Asia Pacific	3.4	0.9
Bottling Investments	25.9	35.6
Corporate	27.7	23.6

Collateral (Paid) Received Associated with Hedging Activities — Net
Collateral received associated with our hedging activities during the years ended December 31, 2025 and 2024 was $330 million and $235 million, respectively. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information on our hedging activities.
Other Investing Activities
During the years ended December 31, 2025 and 2024, the total cash inflow from other investing activities was $91 million and $194 million, respectively. The activity during 2025 included $139 million related to the reimbursement of advance payments made to finance the construction of leased assets and $74 million related to interest and dividends received from our captive insurance companies’ solvency capital funds, partially offset by an advance payment of $184 million to acquire additional shares in an equity method investee. The activity during 2024 included the receipt of a $100 million installment payment on the note receivable related to the sale of our ownership interest in an equity method investee in Pakistan in 2023 and the collection of $69 million of deferred proceeds related to the refranchising of our bottling operations in Vietnam. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on these transactions.
Cash Flows from Financing Activities
Net cash used in financing activities was $8,140 million and $6,910 million in 2025 and 2024, respectively.
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
As of December 31, 2025, our long-term debt was rated “A+” by Standard & Poor’s and “A1” by Moody’s. Our commercial paper program was rated “A-1” by Standard & Poor’s and “P-1” by Moody’s. In assessing our credit strength, both rating agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the consolidated balance sheet and other financial information of the Company. In addition, certain rating agencies also consider the financial information of certain bottlers, including CCEP, Coke Consolidated, Coca-Cola FEMSA and CCHBC. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company’s business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that these rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers’ financial performance, changes in the credit rating agencies’ methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to decline, the Company’s equity income could be reduced as a result of the potential increase in interest expense for those bottlers.
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
During 2025, the Company had issuances of debt of $4,980 million, which consisted of $865 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $3,442 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $673 million, net of related discounts and issuance costs.
During 2025, the Company made payments of debt of $4,967 million, which consisted of $4,132 million of payments related to commercial paper and short-term debt with maturities greater than 90 days, and payments of long-term debt of $835 million. Refer to Note 11 of Notes to Consolidated Financial Statements.
During 2024, the Company had issuances of debt of $12,061 million, which consisted of $3,309 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and long-term debt issuances of $8,752 million, net of related discounts and issuance costs.
During 2024, the Company made payments of debt of $9,533 million, which consisted of $1,269 million of net payments of commercial paper and short-term debt with maturities of 90 days or less, $5,276 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,988 million. During 2024, the Company extinguished $485 million of long-term debt prior to maturity. Refer to Note 11 of Notes to Consolidated Financial Statements.
Issuances of Stock
The issuances of stock in 2025 and 2024 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
In 2019, our Board of Directors authorized the 2019 Plan, a share repurchase plan of up to 150 million shares of the Company’s common stock.
During 2025, the total cash outflow for treasury stock purchases was $746 million. The Company repurchased 9.4 million shares of common stock under the 2019 Plan. These shares were repurchased at an average price per share of $67.42, for a total cost of $634 million. The net impact of the Company’s issuances of stock and treasury stock purchases during 2025 resulted in a net cash outflow of $433 million.
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
Since the inception of our share repurchase program in 1984, we have repurchased 3.6 billion shares of our common stock at an average price per share of $18.43. In addition to shares repurchased under the share repurchase plans authorized by our Board of Directors, the Company’s treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
Dividends
The Company paid dividends of $8,779 million and $8,359 million during the years ended December 31, 2025 and 2024, respectively.
At its February 2026 meeting, our Board of Directors increased our regular quarterly dividend to $0.53 per share, equivalent to a full year dividend of $2.12 per share in 2026. This is our 64th consecutive annual increase. Our annualized common stock dividend was $2.04 per share and $1.94 per share in 2025 and 2024, respectively.
Proceeds from Sale of a Noncontrolling Interest
During 2025, the Company received proceeds of $1,338 million from the sale of a noncontrolling interest. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information.
Other Financing Activities
During the years ended December 31, 2025 and 2024, the total cash outflow for other financing activities was $279 million and $31 million, respectively. The activities during 2025 included $157 million of withholding taxes and other direct costs related to the sale of a noncontrolling interest. Refer to Note 1 of Notes to Consolidated Financial Statements for additional information. Additionally, the cash outflow during 2025 included $104 million of the $6.2 billion final milestone payment for fairlife.

Contractual Obligations
As of December 31, 2025, the Company’s contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2026	2027-2028	2029-2030	2031 and Thereafter
Loans and notes payable:[1]
Commercial paper borrowings	$1,495	$1,495	$—	$—	$—
Lines of credit and other short-term borrowings	56	56	—	—	—
Current maturities of long-term debt[2]	1,763	1,763	—	—	—
Long-term debt, net of current maturities[2]	42,623	—	7,702	6,547	28,374
Estimated interest payments[3]	18,113	1,017	1,683	1,644	13,769
Accrued income taxes[4]	778	525	253	—	—
Purchase obligations[5]	27,318	18,416	3,375	2,090	3,437
Marketing obligations[6]	3,803	2,075	948	432	348
Lease obligations	2,866	503	814	580	969
Held-for-sale and related obligations[7]	1,437	1,008	287	132	10
Total contractual obligations	$100,252	$26,858	$15,062	$11,425	$46,907
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
3We calculated estimated interest payments for our long-term debt based on the applicable rates and payment dates. For our variable-rate debt, we have assumed the December 31, 2025 rate for all periods presented. We expect to fund such interest payments with cash flows from operating activities and/or short-term borrowings.
4Refer to Note 15 of Notes to Consolidated Financial Statements for additional information regarding income taxes. Liabilities of $1,570 million for unrecognized tax benefits, plus accrued interest and penalties, are not included in the total above. Currently, the settlement period for the unrecognized tax benefits cannot be determined. In addition, any payments related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
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
7Represents liabilities and contractual obligations that were classified as held for sale related to our bottling operations in Africa. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
The total accrued liability for pension and other postretirement benefit plans recognized as of December 31, 2025 was $863 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, net periodic benefit cost or income, plan funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the table above.
We expect to make all contributions to our pension trusts with cash flows from operating activities. Our pension plans are generally funded in accordance with local laws and tax regulations. The Company expects to contribute approximately $27 million in 2026 to our pension trusts, all of which will be allocated to our international plans. Refer to Note 14 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our pension trusts in the table above.
As of December 31, 2025, the projected benefit obligation of the U.S. qualified pension plan was $3,907 million, and the fair value of the plan assets was $3,896 million. The projected benefit obligation of all pension plans other than the U.S. qualified pension plan was $2,321 million, and the fair value of the plans’ assets was $2,627 million. The Company sponsors various unfunded pension plans outside the United States as well as unfunded nonqualified pension plans covering certain U.S. employees. These U.S. nonqualified pension plans provide benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate benefit payments for these unfunded pension plans will be approximately $66 million for 2026. Thereafter, the expected annual benefit payments will gradually decline. Refer to Note 14 of Notes to Consolidated Financial Statements.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. As of December 31, 2025, our self-insurance reserves totaled $155 million. Refer to Note 12 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2025 were $2,406 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This amount is not included in the table above because we believe that presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the underlying assets or liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future years. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
As of December 31, 2025, we were contingently liable for guarantees of indebtedness owed by third parties of $786 million, of which $61 million was related to VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and arose through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote. As of December 31, 2025, we were not directly liable for the debt of any unconsolidated entity.
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
In 2025 and 2024, our operating income was impacted by the weighted-average fluctuations in exchange rates for foreign currencies in which the Company conducted operations (all operating currencies) and for certain individual currencies. These currencies strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2025	2024
All operating currencies	(1)%	(5)%
Australian dollar	(2)	(1)
Brazilian real	(3)	(7)
British pound	4	3
Chinese yuan	—	(2)
Euro	4	—
Indian rupee	(4)	(1)
Japanese yen	2	(7)
Mexican peso	(4)	(3)
Philippine peso	—	(3)
South African rand	4	1
The percentages in the table above do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in foreign currency exchange rates on our operating results. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income.
The total impact of foreign currency exchange rate fluctuations on net operating revenues, including the effect of our hedging activities, was a decrease of 2% and 5% in 2025 and 2024, respectively. The total impact of foreign currency exchange rate fluctuations on operating income, including the effect of our hedging activities, was a decrease of 12% and 11% in 2025 and 2024, respectively.

Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheet. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are recorded in the line item other income (loss) — net in our consolidated statement of income. Refer to the heading “Operations Review — Other Income (Loss) — Net” above. The Company recorded net foreign currency exchange losses of $48 million and $180 million during the years ended December 31, 2025 and 2024, respectively.
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
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2025, we generated $28.8 billion of our net operating revenues from operations outside the United States. Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. We use derivative financial instruments to further reduce our net exposure to foreign currency exchange rate fluctuations.
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
The total notional values of our foreign currency derivatives were $21,128 million and $18,442 million as of December 31, 2025 and 2024, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of foreign currency derivatives that qualified for hedge accounting resulted in a net unrealized gain of $48 million as of December 31, 2025, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $609 million decrease in fair value. The fair value of the foreign currency derivatives that did not qualify for hedge accounting resulted in a net unrealized gain of $57 million as of December 31, 2025, and we estimate that a 10% weakening of the U.S. dollar would have resulted in a $123 million decrease in fair value.
Interest Rates
The Company is subject to interest rate volatility with regard to existing and future issuances of debt. We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt and long-term debt. From time to time, we enter into interest rate swap agreements to manage our exposure to interest rate fluctuations.
Based on the Company’s variable-rate debt and derivative instruments outstanding as of December 31, 2025, we estimate that a 1 percentage point increase in interest rates would have increased interest expense by $120 million in 2025. However, this increase in interest expense would have been partially offset by the increase in interest income due to higher interest rates.
The Company is subject to interest rate risk related to its investments in highly liquid debt securities. These investments are primarily managed by external managers within the guidelines of the Company’s investment policy. Our policy requires these investments to be investment grade, with the primary objective of minimizing the risk of principal loss. In addition, our policy limits the amount of credit exposure to any one issuer. We estimate that a 1 percentage point increase in interest rates would have resulted in a $39 million decrease in the fair value of our portfolio of highly liquid debt securities.
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
The total notional values of our commodity derivatives were $535 million and $386 million as of December 31, 2025 and 2024, respectively. These values included derivative instruments that were designated and qualified for hedge accounting along with derivative instruments that are economic hedges. The fair value of commodity derivatives that qualified for hedge accounting resulted in a net unrealized loss of $9 million as of December 31, 2025, and we estimate that a 10% decrease in underlying commodity prices would have resulted in a $3 million increase in fair value. The fair value of the commodity derivatives that did not qualify for hedge accounting resulted in a net loss of $2 million as of December 31, 2025, and we estimate that a 10% decrease in underlying commodity prices would have resulted in a $33 million decrease in fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

Year Ended December 31,	2025	2024	2023
Net Operating Revenues	$47,941	$47,061	$45,754
Cost of goods sold	18,397	18,324	18,520
Gross Profit	29,544	28,737	27,234
Selling, general and administrative expenses	14,521	14,582	13,972
Other operating charges	1,261	4,163	1,951
Operating Income	13,762	9,992	11,311
Interest income	786	988	907
Interest expense	1,654	1,656	1,527
Equity income (loss) — net	2,031	1,770	1,691
Other income (loss) — net	1,073	1,992	570
Income Before Income Taxes	15,998	13,086	12,952
Income taxes	2,861	2,437	2,249
Consolidated Net Income	13,137	10,649	10,703
Less: Net income (loss) attributable to noncontrolling interests	30	18	(11)
Net Income Attributable to Shareowners of The Coca-Cola Company	$13,107	$10,631	$10,714
Basic Net Income Per Share[1]	$3.05	$2.47	$2.48
Diluted Net Income Per Share[1]	$3.04	$2.46	$2.47
Average Shares Outstanding — Basic	4,303	4,309	4,323
Effect of dilutive securities	10	11	16
Average Shares Outstanding — Diluted	4,313	4,320	4,339
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

Year Ended December 31,	2025	2024	2023
Consolidated Net Income	$13,137	$10,649	$10,703
Other Comprehensive Income:
Net foreign currency translation adjustments	2,868	(2,893)	736
Net gains (losses) on derivatives	(360)	270	(178)
Net change in unrealized gains (losses) on available-for-sale debt securities	38	(63)	24
Net change in pension and other postretirement benefit liabilities	94	109	(109)
Total Comprehensive Income	15,777	8,072	11,176
Less: Comprehensive income (loss) attributable to noncontrolling interests	(42)	9	(158)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$15,819	$8,063	$11,334
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

December 31,	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$10,270	$10,828
Short-term investments	3,602	2,020
Total Cash, Cash Equivalents and Short-Term Investments	13,872	12,848
Marketable securities	1,934	1,723
Trade accounts receivable, less allowances of $495 and $506, respectively	3,038	3,569
Inventories	4,425	4,728
Prepaid expenses and other current assets	2,433	2,998
Assets held for sale	5,342	131
Total Current Assets	31,044	25,997
Equity method investments	20,235	18,087
Deferred income tax assets	1,206	1,319
Property, plant and equipment — net	9,613	10,303
Trademarks with indefinite lives	12,531	13,301
Goodwill	15,491	18,139
Other noncurrent assets	14,696	13,403
Total Assets	$104,816	$100,549
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$14,813	$21,712
Loans and notes payable	1,551	1,499
Current maturities of long-term debt	1,822	648
Accrued income taxes	525	1,387
Liabilities held for sale	2,570	3
Total Current Liabilities	21,281	25,249
Long-term debt	42,119	42,375
Other noncurrent liabilities	4,735	4,084
Deferred income tax liabilities	2,406	2,469
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	20,581	19,801
Reinvested earnings	80,382	76,054
Accumulated other comprehensive income (loss)	(14,131)	(16,843)
Treasury stock, at cost — 2,738 and 2,738 shares, respectively	(56,423)	(55,916)
Equity Attributable to Shareowners of The Coca-Cola Company	32,169	24,856
Equity attributable to noncontrolling interests	2,106	1,516
Total Equity	34,275	26,372
Total Liabilities and Equity	$104,816	$100,549
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Year Ended December 31,	2025	2024	2023
Operating Activities
Consolidated net income	$13,137	$10,649	$10,703
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,050	1,075	1,128
Stock-based compensation expense	279	286	254
Deferred income taxes	517	(11)	(2)
Equity (income) loss — net of dividends	(1,038)	(802)	(1,019)
Foreign currency adjustments	191	(110)	175
Significant (gains) losses — net	(713)	(1,737)	(492)
Other operating charges	1,052	4,000	1,741
Other items	141	(311)	(43)
Net change in operating assets and liabilities	(7,208)	(6,234)	(846)
Net Cash Provided by Operating Activities	7,408	6,805	11,599
Investing Activities
Purchases of investments	(6,160)	(5,640)	(6,698)
Proceeds from disposals of investments	4,665	6,589	4,354
Acquisitions of businesses, equity method investments and nonmarketable securities	(461)	(315)	(62)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	3,567	3,485	430
Purchases of property, plant and equipment	(2,112)	(2,064)	(1,852)
Proceeds from disposals of property, plant and equipment	13	40	74
Collateral (paid) received associated with hedging activities — net	330	235	366
Other investing activities	91	194	39
Net Cash Provided by (Used in) Investing Activities	(67)	2,524	(3,349)
Financing Activities
Issuances of loans, notes payable and long-term debt	4,980	12,061	6,891
Payments of loans, notes payable and long-term debt	(4,967)	(9,533)	(5,034)
Issuances of stock	313	747	539
Purchases of stock for treasury	(746)	(1,795)	(2,289)
Dividends	(8,779)	(8,359)	(7,952)
Proceeds from sale of a noncontrolling interest	1,338	—	—
Other financing activities	(279)	(31)	(465)
Net Cash Provided by (Used in) Financing Activities	(8,140)	(6,910)	(8,310)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	321	(623)	(73)
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the year	(478)	1,796	(133)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	11,488	9,692	9,825
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Year	11,010	11,488	9,692
Less: Restricted cash and restricted cash equivalents at end of year	740	660	326
Cash and Cash Equivalents at End of Year	$10,270	$10,828	$9,366
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(In millions except per share data)

	2025	2024	2023
Equity Attributable to Shareowners of The Coca-Cola Company
Number of Common Shares Outstanding
Balance at beginning of year	4,302	4,308	4,328
Treasury stock issued to employees related to stock-based compensation plans	9	21	17
Purchases of stock for treasury	(9)	(27)	(37)
Balance at end of year	4,302	4,302	4,308
Common Stock	$1,760	$1,760	$1,760
Capital Surplus
Balance at beginning of year	19,801	19,209	18,822
Stock issued to employees related to stock-based compensation plans	94	319	177
Stock-based compensation expense	266	273	233
Sale of subsidiary shares	420	—	—
Acquisition of interests held by noncontrolling owners	—	—	(20)
Other activities	—	—	(3)
Balance at end of year	20,581	19,801	19,209
Reinvested Earnings
Balance at beginning of year	76,054	73,782	71,019
Net income attributable to shareowners of The Coca-Cola Company	13,107	10,631	10,714
Dividends (per share — $2.04, $1.94 and $1.84 in 2025, 2024 and 2023, respectively)	(8,779)	(8,359)	(7,951)
Balance at end of year	80,382	76,054	73,782
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	(16,843)	(14,275)	(14,895)
Net other comprehensive income (loss)	2,712	(2,568)	620
Balance at end of year	(14,131)	(16,843)	(14,275)
Treasury Stock
Balance at beginning of year	(55,916)	(54,535)	(52,601)
Treasury stock issued to employees related to stock-based compensation plans	127	321	255
Purchases of stock for treasury	(634)	(1,702)	(2,189)
Balance at end of year	(56,423)	(55,916)	(54,535)
Total Equity Attributable to Shareowners of The Coca-Cola Company	$32,169	$24,856	$25,941
Equity Attributable to Noncontrolling Interests
Balance at beginning of year	$1,516	$1,539	$1,721
Sale of subsidiary shares	644	—	—
Net income attributable to noncontrolling interests	30	18	(11)
Net foreign currency translation adjustments	(69)	(9)	(147)
Dividends paid to noncontrolling interests	(25)	(28)	(25)
Contributions by noncontrolling interests	13	—	—
Net change in pension and other postretirement benefit liabilities	(3)	—	—
Divestitures	—	(4)	—
Acquisition of interests held by noncontrolling owners	—	—	(2)
Other activities	—	—	3
Total Equity Attributable to Noncontrolling Interests	$2,106	$1,516	$1,539
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.
Certain other amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation.
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
Our Company holds interests in certain VIEs, primarily bottling operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to equity investments, profit guarantees or subordinated financial support. Refer to Note 12. Although these financial arrangements resulted in our holding variable interests in these entities, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Our Company’s investments, plus any loans and guarantees, and other subordinated financial support related to these VIEs totaled $1,676 million and $1,680 million as of December 31, 2025 and 2024, respectively, representing our maximum exposures to loss. The Company’s investments, plus any loans and guarantees, related to these VIEs were not individually significant to the Company’s consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company’s investments, plus any loans and guarantees, related to these VIEs totaled $89 million and $87 million as of December 31, 2025 and 2024, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company’s consolidated financial statements.

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
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $5.4 billion, $5.1 billion and $5.0 billion in 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, advertising and production costs of $14 million and $25 million, respectively, were primarily recorded in the line item prepaid expenses and other current assets in our consolidated balance sheets.
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
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to shareowners of The Coca-Cola Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. We excluded 3 million, 3 million and 8 million stock options from the computation of diluted net income per share in 2025, 2024 and 2023, respectively, because the stock options would have been antidilutive.
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
The following table provides a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

December 31,	2025	2024	2023
Cash and cash equivalents	$10,270	$10,828	$9,366
Restricted cash and restricted cash equivalents[1,2]	740	660	326
Cash, cash equivalents, restricted cash and restricted cash equivalents	$11,010	$11,488	$9,692
1Amounts include cash and cash equivalents in our solvency capital portfolio, which are included in the line item other noncurrent assets in our consolidated balance sheets. Refer to Note 4.
2Amounts include cash and cash equivalents related to assets held for sale. Refer to Note 2.
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
Trade Accounts Receivable
We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts, which is charged to the provision for doubtful accounts, to reflect any expected loss on the trade accounts receivable balances. We calculate this allowance based on available relevant information, in addition to historical loss information, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our bottling partners and customers. We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.
The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $14,710 million and $21,873 million of trade accounts receivables under this program during the years ended December 31, 2025 and 2024, respectively. The costs of factoring such receivables were $60 million and $114 million for the years ended December 31, 2025 and 2024, respectively. The Company accounts for this program as a sale, and accordingly, the trade receivables sold are excluded from the line item trade accounts receivable in our consolidated balance sheet. The cash received from the financial institutions is classified within the operating activities section in our consolidated statement of cash flows.

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
Inventories consisted of the following (in millions):

December 31,	2025	2024
Raw materials and packaging	$2,708	$2,794
Finished goods	1,375	1,524
Other	342	410
Total inventories	$4,425	$4,728
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; and machinery and equipment: 20 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewal options that we are reasonably certain to exercise, or the estimated useful life of the improvement. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale, even if the asset or disposal group continues to generate revenue during the period. Depreciation expense, including the depreciation expense of assets under finance leases, totaled $978 million, $997 million and $1,018 million in 2025, 2024 and 2023, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2025	2024
Land	$265	$226
Buildings and improvements	4,967	5,143
Machinery and equipment	13,500	14,504
Property, plant and equipment — cost	18,732	19,873
Less: Accumulated depreciation	9,119	9,570
Property, plant and equipment — net	$9,613	$10,303
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
We perform impairment tests of goodwill at our reporting unit level, which is generally one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our geographic operating segments are generally subdivided into smaller geographic regions, which are reporting units. The Bottling Investments operating segment includes all of our consolidated bottling operations, regardless of geographic location. Generally, each consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
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
Impairment charges related to intangible assets, including goodwill, are generally recorded in the line item other operating charges in our consolidated statement of income.
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
Noncontrolling Interests
In July 2025, we sold a 40% noncontrolling interest in our bottling operations in India to a local partner for approximately $1.3 billion, which, net of direct costs, resulted in an increase to total equity of $1.1 billion. As a result, 40% of the subsidiary’s equity was allocated to the noncontrolling interest and the remaining amount was recorded in capital surplus. Additionally, $226 million of foreign currency translation adjustments included in accumulated other comprehensive income (loss) (“AOCI”) were allocated to the noncontrolling interest.
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
The fair value of restricted stock, restricted stock units and certain performance share units is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The Company included a relative total shareowner return (“TSR”) modifier for performance share unit awards granted to executives from 2020 through 2022 as well as for performance share unit awards granted to all participants starting in 2023. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range. The fair value of performance share units that include a TSR modifier is determined using a Monte Carlo valuation model.
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
Recently Issued Accounting Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ended December 31, 2025 and will be applied prospectively. Refer to Note 15.
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

NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $461 million, $315 million and $62 million during 2025, 2024 and 2023, respectively. The activity during 2025 included additional investments of $120 million in an equity method investee in Japan. The activity during 2025 and 2024 included $306 million and $226 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 15 for additional information on these investments.
Divestitures
During 2025, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,567 million. In March 2025, the Company sold a portion of our ownership interest in CCEP, an equity method investee, for which we received cash proceeds of $741 million and recognized a gain of $331 million. In May 2025, the Company refranchised our bottling operations in certain territories in India that were held for sale as of December 31, 2024, for which we received cash proceeds of $218 million and recognized a gain of $102 million. In October 2025, we sold our finished product operations in Nigeria, which were classified as held for sale, for which we received cash proceeds of $106 million. In November 2025, we sold our ownership interest in Coke Consolidated, an equity method investee, to Coke Consolidated, for which we received cash proceeds of $2,392 million and recognized a gain of $1,952 million. In December 2025, we received cash proceeds of $84 million from the substantial liquidation of a joint venture in China, resulting in a gain of $31 million.
During 2024, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $3,485 million. The Company refranchised our bottling operations in certain territories in India in January and February 2024, for which we received cash proceeds of $474 million and recognized a gain of $290 million. In February 2024, the Company refranchised our bottling operations in the Philippines to CCEP and a local business partner, for which we received cash proceeds of $1,652 million and recognized a gain of $595 million. We also sold our ownership interest in an equity method investee in Thailand, for which we received cash proceeds of $718 million and recognized a gain of $506 million. Additionally, the Company refranchised our bottling operations in Bangladesh to Coca-Cola İçecek A.Ş., an equity method investee, for which we received cash proceeds of $27 million and a note receivable of $29 million and recognized a loss of $18 million, primarily due to the related reclassification of net foreign currency translation adjustments to income. During 2025, the Company recognized an additional loss of $14 million related to post-closing adjustments and a corresponding reduction in the outstanding note receivable balance. In July 2024, we sold a portion of our ownership interest in Coke Consolidated to Coke Consolidated, for which we received cash proceeds of $554 million and recognized a gain of $338 million. In December 2024, we refranchised our bottling operations in additional territories in India, for which we received cash proceeds of $17 million and recognized a gain of $13 million.
During 2023, proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $430 million, which primarily related to the sale of our ownership interest in an equity method investee in Indonesia to CCEP, for which we received cash proceeds of $302 million and recognized a gain of $12 million. Also included was the sale of our ownership interest in an equity method investee in Pakistan, for which we received cash proceeds of $100 million and a note receivable of $200 million. We recognized a gain of $82 million as a result of the sale.
In December 2022, the Company received cash proceeds of $823 million in advance of refranchising its bottling operations in Vietnam, which were refranchised in January 2023 and for which we recognized a gain of $439 million.
All of the gains and losses discussed above were recorded in the line item other income (loss) — net in our consolidated statements of income.
Assets and Liabilities Held for Sale
In August 2025, the Company’s finished product operations in Nigeria, which were included in the EMEA operating segment, met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. As there were significant negative net foreign currency translation adjustments that would be reclassified to income upon sale, the carrying amount of the assets held for sale (including the net foreign currency translation adjustments) exceeded the estimated proceeds, which required us to record an impairment loss in excess of the carrying amount of the assets held for sale (excluding the net foreign currency translation adjustments). As a result, the Company recorded a charge of $393 million, which consisted of a $235 million charge to write off the carrying amount of the assets held for sale (excluding the net foreign currency translation adjustments) and a $158 million charge to accrue the remaining difference between the carrying amount (including the net foreign currency translation adjustments) and the estimated proceeds. These charges were recorded in the line item other income (loss) — net in our consolidated statement of income. The sale of these operations was completed in October 2025.

In October 2025, the Company entered into a definitive agreement to sell a portion of our interest in our bottling operations in Africa to CCHBC, an equity method investee. Closing is subject to various regulatory approvals and is expected by the end of 2026, upon which we will deconsolidate these bottling operations. We have also agreed to a separate option arrangement for CCHBC to acquire the Company’s remaining 25% ownership interest within a six-year period from closing. As these operations met the criteria to be classified as held for sale, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. Due to the negative net foreign currency translation adjustments that will be reclassified to income upon sale, we were required to reduce the carrying amount of the assets held for sale, which resulted in an impairment charge of $1,274 million, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
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
The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

December 31,	2025	2024
Cash, cash equivalents and short-term investments	$178	$—
Trade accounts receivable, less allowances	389	—
Inventories	466	23
Prepaid expenses and other current assets	147	—
Equity method investments	5	—
Deferred income tax assets	46	—
Property, plant and equipment — net	1,964	108
Trademarks with indefinite lives	2	—
Goodwill	3,350	—
Other noncurrent assets	60	—
Allowance for reduction of assets held for sale	(1,265)	—
Assets held for sale	$5,342	$131
Accounts payable and accrued expenses	$816	$2
Loans and notes payable	187	—
Current maturities of long-term debt	398	—
Accrued income taxes	5	—
Long-term debt	850	—
Other noncurrent liabilities	154	1
Deferred income tax liabilities	160	—
Liabilities held for sale	$2,570	$3
NOTE 3: NET OPERATING REVENUES
Our Company operates in two lines of business: concentrate operations and finished product operations.
Our concentrate operations typically generate net operating revenues by selling beverage concentrates, sometimes referred to as “beverage bases,” syrups, including fountain syrups, and certain finished beverages to authorized bottling operations (to which we typically refer as our “bottlers” or our “bottling partners”). Our bottling partners combine concentrates with still or sparkling water and sweeteners (depending on the product), or combine syrups with still or sparkling water, to produce finished beverages. The finished beverages are packaged in authorized containers, such as cans and refillable and nonrefillable glass and plastic bottles, bearing our trademarks or trademarks licensed to us and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. In addition, outside the United States, our bottling partners are typically authorized to manufacture fountain syrups, using our concentrates, which they sell to fountain retailers for use in producing beverages for immediate consumption, or to authorized fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers. Our concentrate operations are included in our geographic operating segments.
Our finished product operations generate net operating revenues by selling sparkling soft drinks and a variety of other finished beverages to retailers, or to distributors and wholesalers who in turn sell the beverages to retailers. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. These operations consist primarily of our consolidated bottling and distribution operations, which are included in our Bottling Investments operating segment. In certain markets, the Company also operates non-bottling finished product operations in which we sell finished beverages to distributors and wholesalers that are generally not one of the Company’s bottling partners. These operations are generally included in our geographic operating segments. Additionally, we sell directly to consumers through retail stores operated by Costa. These sales are included in our EMEA operating segment, regardless of the physical location of the retail stores. In the United States, we manufacture fountain syrups and sell them to fountain retailers, who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who in turn sell and distribute the fountain syrups to fountain retailers. These fountain syrup sales are included in our North America operating segment.
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
Our customers and bottling partners may be entitled to cash discounts, funds for promotional and marketing activities, volume-based incentive programs, support for infrastructure programs and other similar programs. In most markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned financial objectives and the flexibility necessary to meet consumers’ always changing needs and tastes, we have implemented an incidence-based concentrate pricing model. Under this model, the price we charge bottlers for concentrates they use to prepare and package finished products is impacted by a number of factors, including, but not limited to, the prices charged by the bottlers for such finished products, the channels in which they are sold, and package mix. The amounts associated with the arrangements described above represent variable consideration, an estimate of which is included in the transaction price as a component of net operating revenues in our consolidated statement of income upon completion of our performance obligations. The total revenue recorded, including any variable consideration, cannot exceed the amount for which it is probable that a significant reversal will not occur when uncertainties related to variability are resolved. As a result, we are recognizing revenue based on our best estimate of the consideration that we expect to receive. In making our estimates of variable consideration, we consider past results and make assumptions related to: (1) customer sales volumes; (2) customer ending inventories; (3) customer selling price per unit; (4) selling channels; and (5) discount rates, rebates and other pricing allowances, as applicable. In gathering data to estimate our variable consideration, we generally calculate our estimates using a portfolio approach at the country and product line level rather than at the individual contract level. The result of making these estimates will impact the line items trade accounts receivable or accounts payable and accrued expenses in our consolidated balance sheet, as applicable. The actual amounts ultimately paid and/or received may be different from our estimates. The change in the amount of variable consideration recognized during the year ended December 31, 2025 related to performance obligations satisfied in prior periods was immaterial.

The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Year Ended December 31, 2025
Concentrate operations	$8,956	$19,506	$28,462
Finished product operations	10,171	9,308	19,479
Total	$19,127	$28,814	$47,941
Year Ended December 31, 2024
Concentrate operations	$8,813	$18,912	$27,725
Finished product operations	9,549	9,787	19,336
Total	$18,362	$28,699	$47,061
Year Ended December 31, 2023
Concentrate operations	$8,780	$17,759	$26,539
Finished product operations	7,770	11,445	19,215
Total	$16,550	$29,204	$45,754
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

Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
December 31, 2025
Marketable securities	$489	$—
Other noncurrent assets	2,100	44
Total equity securities	$2,589	$44
December 31, 2024
Marketable securities	$418	$—
Other noncurrent assets	1,616	40
Total equity securities	$2,034	$40
The calculation of net unrealized gains and losses recognized during the year related to equity securities still held at the end of the year is as follows (in millions):

Year Ended December 31,	2025	2024
Net gains (losses) recognized during the year related to equity securities	$431	$323
Less: Net gains (losses) recognized during the year related to equity securities sold during the year	54	106
Net unrealized gains (losses) recognized during the year related to equity securities still held at the end of the year	$377	$217
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
December 31, 2025
Trading securities	$49	$1	$—	$50
Available-for-sale securities	1,816	23	(65)	1,774
Total debt securities	$1,865	$24	$(65)	$1,824
December 31, 2024
Trading securities	$45	$1	$(1)	$45
Available-for-sale securities	1,728	21	(118)	1,631
Total debt securities	$1,773	$22	$(119)	$1,676
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	December 31, 2025		December 31, 2024
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$50	$1,395	$45	$1,260
Other noncurrent assets	—	379	—	371
Total debt securities	$50	$1,774	$45	$1,631

The contractual maturities of these available-for-sale debt securities as of December 31, 2025 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$417	$415
After 1 year through 5 years	1,182	1,147
After 5 years through 10 years	38	46
After 10 years	179	166
Total	$1,816	$1,774
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

Year Ended December 31,	2025	2024	2023
Gross gains	$4	$14	$3
Gross losses	(6)	(12)	(10)
Proceeds	657	709	361
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,356 million and $1,883 million as of December 31, 2025 and 2024, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
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
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$125	$311
Foreign currency contracts	Other noncurrent assets	31	82
Commodity contracts	Prepaid expenses and other current assets	—	2
Interest rate contracts	Other noncurrent assets	142	27
Total assets		$298	$422
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$205	$14
Foreign currency contracts	Other noncurrent liabilities	28	39
Commodity contracts	Accounts payable and accrued expenses	9	—
Interest rate contracts	Accounts payable and accrued expenses	17	—
Interest rate contracts	Other noncurrent liabilities	700	922
Total liabilities		$959	$975
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
2Refer to Note 17 for additional information related to the estimated fair value.

The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	December 31, 2025	December 31, 2024
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$115	$152
Foreign currency contracts	Other noncurrent assets	18	8
Commodity contracts	Prepaid expenses and other current assets	7	7
Commodity contracts	Assets held for sale	3	—
Total assets		$143	$167
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$66	$86
Foreign currency contracts	Other noncurrent liabilities	5	12
Foreign currency contracts	Liabilities held for sale	5	—
Commodity contracts	Accounts payable and accrued expenses	10	40
Commodity contracts	Other noncurrent liabilities	1	—
Commodity contracts	Liabilities held for sale	1	—
Other derivative instruments	Accounts payable and accrued expenses	2	6
Total liabilities		$90	$144
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

dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $9,760 million and $9,206 million as of December 31, 2025 and 2024, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into income for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both December 31, 2025 and December 31, 2024.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $53 million and $58 million as of December 31, 2025 and 2024, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional value of derivatives that was designated and qualified for the Company’s interest rate cash flow hedging program was $1,786 million as of December 31, 2025. As of December 31, 2024, we did not have any interest rate swaps designated as a cash flow hedge.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and income (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
2025
Foreign currency contracts	$(729)	Net operating revenues	$(247)
Foreign currency contracts	(2)	Cost of goods sold	7
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	28	Other income (loss) — net	70
Interest rate contracts	16	Interest expense	(3)
Commodity contracts	(17)	Cost of goods sold	(6)
Total	$(704)		$(183)
2024
Foreign currency contracts	$457	Net operating revenues	$84
Foreign currency contracts	37	Cost of goods sold	16
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	(18)	Other income (loss) — net	(45)
Interest rate contracts	(54)	Interest expense	(2)
Commodity contracts	6	Cost of goods sold	1
Total	$428		$50
2023
Foreign currency contracts	$(128)	Net operating revenues	$(3)
Foreign currency contracts	19	Cost of goods sold	14
Foreign currency contracts	—	Interest expense	(4)
Foreign currency contracts	35	Other income (loss) — net	17
Commodity contracts	(15)	Cost of goods sold	(14)
Total	$(89)		$10
As of December 31, 2025, the Company estimates that it will reclassify into income during the next 12 months net losses of $184 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,674 million and $12,628 million as of December 31, 2025 and 2024, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on income (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
2025
Interest rate contracts	Interest expense	$303
Fixed-rate debt	Interest expense	(292)
Net impact of fair value hedging instruments		$11
2024
Interest rate contracts	Interest expense	$173
Fixed-rate debt	Interest expense	(170)
Net impact of fair value hedging instruments		$3
2023
Interest rate contracts	Interest expense	$609
Fixed-rate debt	Interest expense	(591)
Net impact of fair value hedging instruments		$18
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Current maturities of long-term debt	$1,491	$—	$(10)	$—	$—	$—
Long-term debt	11,648	11,824	(705)	(915)	97	130
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
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. In 2025, the Company changed its method for assessing the effectiveness of derivative financial instruments designated as net investment hedges to include only the changes in fair value attributable to changes in foreign currency spot rates. The changes in the fair values of the effective portion of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. The initial value, and subsequent changes in fair value of the excluded component, are amortized into earnings over the life of the hedging instrument. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into income during the period of change.

The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
Foreign currency contracts	$1,067	$59	$8	$19	$(6)
Foreign currency denominated debt	14,998	13,221	(1,778)	825	(376)
Total	$16,065	$13,280	$(1,770)	$844	$(382)
The Company reclassified gains of $3 million related to net investment hedges from AOCI into income during the year ended December 31, 2024. The Company did not reclassify any gains or losses related to net investment hedges from AOCI into income during the years ended December 31, 2025 and 2023. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2025, 2024 and 2023. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $9,744 million and $8,620 million as of December 31, 2025 and 2024, respectively.
The Company uses interest rate contracts as economic hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. There were no interest rate contracts used as economic hedges as of December 31, 2025 and 2024.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $482 million and $328 million as of December 31, 2025 and 2024, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on income (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Year Ended December 31,
		2025	2024	2023
Foreign currency contracts	Net operating revenues	$(204)	$211	$(74)
Foreign currency contracts	Cost of goods sold	123	(44)	66
Foreign currency contracts	Other income (loss) — net	192	(107)	(10)
Commodity contracts	Cost of goods sold	(13)	(97)	(137)
Other derivative instruments	Selling, general and administrative expenses	23	17	5
Total		$121	$(20)	$(150)

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
The Company’s equity method investments include, but are not limited to, our ownership interests in CCEP; Monster; AC Bebidas, S. de R.L. de C.V.; Coca-Cola FEMSA; CCHBC; and Coca-Cola Bottlers Japan Holdings Inc. As of December 31, 2025, we owned 18%, 21%, 20%, 28%, 22% and 24%, respectively, of these companies’ outstanding shares. As of December 31, 2025, our investments in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $8,744 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate is as follows (in millions):

Year Ended December 31,[1]	2025	2024	2023
Net operating revenues	$102,800	$99,043	$93,862
Cost of goods sold	60,622	58,527	55,780
Gross profit	$42,178	$40,516	$38,082
Operating income	$13,426	$12,536	$11,868
Consolidated net income	$9,355	$8,439	$7,657
Less: Net income attributable to noncontrolling interests	153	98	75
Net income attributable to common shareowners	$9,202	$8,341	$7,582
Company equity income (loss) — net	$2,031	$1,770	$1,691
1The financial information represents the results of the equity method investees during the Company’s period of ownership.

December 31,	2025	2024
Current assets	$35,272	$33,720
Noncurrent assets	79,826	72,039
Total assets	$115,098	$105,759
Current liabilities	$29,933	$26,959
Noncurrent liabilities	34,406	33,004
Total liabilities	$64,339	$59,963
Equity attributable to shareowners of investees	$48,967	$44,295
Equity attributable to noncontrolling interests	1,792	1,501
Total equity	$50,759	$45,796
Company equity method investments	$20,235	$18,087
Net sales to equity method investees, the majority of which are located outside the United States, were $19,044 million, $18,278 million and $17,736 million in 2025, 2024 and 2023, respectively. Total payments, primarily related to marketing, made to equity method investees were $271 million, $331 million and $294 million in 2025, 2024 and 2023, respectively. In addition, purchases of beverage products from equity method investees were $648 million, $635 million and $579 million in 2025, 2024 and 2023, respectively.

The following table presents the difference between calculated fair value, based on quoted closing prices of publicly traded shares, and our Company’s carrying value in investments in publicly traded companies accounted for under the equity method (in millions):

December 31, 2025	Fair Value	Carrying Value	Difference
Monster Beverage Corporation	$15,659	$5,593	$10,066
Coca-Cola Europacific Partners plc	7,163	3,926	3,237
Coca-Cola FEMSA, S.A.B. de C.V.	5,543	2,236	3,307
Coca-Cola HBC AG	4,051	1,391	2,660
Coca-Cola Bottlers Japan Holdings Inc.	822	459	363
Coca-Cola İçecek A.Ş.	770	288	482
Embotelladora Andina S.A.	278	106	172
Total	$34,286	$13,999	$20,287
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,413 million and $1,357 million as of December 31, 2025 and 2024, respectively. The total amount of dividends received from equity method investees was $993 million, $968 million and $672 million for the years ended December 31, 2025, 2024 and 2023, respectively. The amount of consolidated reinvested earnings that represents undistributed earnings of investments accounted for under the equity method as of December 31, 2025 was $9,067 million.
NOTE 7: GOODWILL
The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Total
2024
Balance at beginning of year	$3,647	$226	$10,978	$417	$3,090	$18,358
Effect of foreign currency translation	(107)	(11)	—	(10)	(84)	(212)
Impairment charges	—	—	—	—	(6)	(6)
Divestitures	—	—	—	—	(1)	(1)
Balance at end of year	$3,540	$215	$10,978	$407	$2,999	$18,139
2025
Balance at beginning of year	$3,540	$215	$10,978	$407	$2,999	$18,139
Effect of foreign currency translation	311	12	—	2	396	721
Divestitures and assets held for sale[1]	(8)	—	—	—	(3,361)	(3,369)
Balance at end of year	$3,843	$227	$10,978	$409	$34	$15,491
1The decrease in the Bottling Investments segment was a result of the Company’s bottling operations in Africa being classified as held for sale. Refer to Note 2.
NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2025	2024
Accounts payable	$5,649	$5,468
Accrued marketing expenses	2,925	3,092
Accrued compensation	1,506	1,391
Contingent consideration liability[1]	—	6,126
Other accrued expenses	4,733	5,635
Accounts payable and accrued expenses	$14,813	$21,712
1Represents the fairlife contingent consideration liability. Refer to Note 17.

NOTE 9: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary SCF program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line items accounts payable and accrued expenses and liabilities held for sale in our consolidated balance sheet, as applicable. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows.
The summary of the Company’s outstanding obligations confirmed as valid under the SCF program is as follows (in millions):

	2025		2024
Confirmed obligations outstanding at beginning of year	$1,330		$1,421
Invoices confirmed	5,019		5,105
Confirmed invoices paid	(4,974)		(5,196)
Translation and other	(12)		—
Confirmed obligations outstanding at end of year	$1,363	[1]	$1,330
1Includes $37 million of confirmed obligations outstanding at end of year related to our bottling operations in Africa that are currently held for sale. Refer to Note 2.
NOTE 10: LEASES
We have operating leases primarily for real estate, manufacturing and other equipment, aircraft and vehicles.
Balance sheet information related to operating leases is as follows (in millions):

December 31,	2025	2024
Operating lease ROU assets[1]	$1,697	$1,182
Current portion of operating lease liabilities[2]	$321	$290
Noncurrent portion of operating lease liabilities[3]	1,401	923
Total operating lease liabilities	$1,722	$1,213
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
We had operating lease costs of $405 million, $362 million and $397 million for the years ended December 31, 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $404 million, $359 million and $389 million, respectively. Operating lease ROU assets obtained in exchange for operating lease obligations were $867 million, $313 million and $328 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Information associated with the measurement of our operating lease liabilities as of December 31, 2025 is as follows:

Weighted-average remaining lease term	9 years
Weighted-average discount rate	3.9%
Our leases have remaining lease terms of up to 44 years, inclusive of renewal or termination options that we are reasonably certain to exercise.

The following table summarizes the maturities of our operating lease liabilities as of December 31, 2025 (in millions):

Maturities of Operating Lease Liabilities
2026	$381
2027	317
2028	259
2029	213
2030	170
Thereafter	679
Total operating lease payments	2,019
Less: Imputed interest	297
Total operating lease liabilities	$1,722
NOTE 11: DEBT AND BORROWING ARRANGEMENTS
Loans and Notes Payable
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2025 and 2024, we had $1,495 million and $1,139 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were 3.9% and 5.0% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company also had $56 million and $360 million, respectively, in lines of credit, short-term credit facilities and other short-term borrowings.
In addition, we had $7,227 million in unused lines of credit and other short-term credit facilities as of December 31, 2025, of which $6,150 million was in corporate backup lines of credit for general purposes. These backup lines of credit expire at various times through 2030. There were no borrowings under these corporate backup lines of credit during 2025. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which was significant to our Company.

Long-Term Debt
The Company’s long-term debt consisted of the following (in millions except average rate data):

	December 31, 2025		December 31, 2024
	Amount	Average Rate[1]	Amount	Average Rate[1]
Fixed interest rate long-term debt:
U.S. dollar notes due 2027-2093	$26,945	3.6%	$26,931	3.1%
U.S. dollar debentures due 2026-2098	767	4.8	778	4.8
Euro notes due 2026-2053	15,470	2.4	13,619	3.1
Swiss franc notes due 2028	726	5.1	635	6.7
Other, due through 2098[2]	651	4.9	1,845	7.1
Fair value adjustments[3]	(618)	N/A	(785)	N/A
Total[4,5]	43,941	3.3%	43,023	3.4%
Less: Current portion	1,822		648
Long-term debt	$42,119		$42,375
1Rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effective amount of interest rate swap agreements and cross-currency swap agreements, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.
2As of December 31, 2024, the amount includes $1,249 million of debt instruments related to our bottling operations in Africa. As of December 31, 2025, the Company’s bottling operations in Africa met the criteria to be classified as held for sale. As a result, the related debt balance as of December 31, 2025 was recorded in the line item liabilities held for sale in our consolidated balance sheet. Refer to Note 2.
3Amounts represent the changes in fair values due to changes in benchmark interest rates. Refer to Note 5 for additional information about our fair value hedging strategy.
4As of December 31, 2025 and 2024, the fair value of our long-term debt, including the current portion, was $39,385 million and $38,052 million, respectively.
5The above notes and debentures include various restrictions, none of which was significant to our Company.
Total interest paid was $1,724 million, $1,669 million and $1,415 million in 2025, 2024 and 2023, respectively.
During 2024, the Company extinguished prior to maturity long-term debt of $485 million, resulting in a gain of $22 million recorded in the line item interest expense in our consolidated statement of income.
The following table summarizes the maturities of long-term debt for the five years succeeding December 31, 2025 (in millions):

Maturities of Long-Term Debt
2026	$1,822
2027	4,817
2028	2,923
2029	2,955
2030	3,411
NOTE 12: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2025, we were contingently liable for guarantees of indebtedness owed by third parties of $786 million, of which $61 million was related to VIEs. Refer to Note 1 for additional information related to the Company’s maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the years ended December 31, 2025 and 2024, the Company recorded net interest income of $217 million and $77 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of December 31, 2025 and December 31, 2024. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of December 31, 2025. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of December 31, 2025 to $512 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $385 million as of December 31, 2025. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the Tax Reform Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.5%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $155 million and $168 million as of December 31, 2025 and 2024, respectively.
NOTE 13: STOCK-BASED COMPENSATION PLANS
Our Company grants long-term equity awards under its stock-based compensation plans to certain employees of the Company. Effective May 1, 2024, shareowners approved The Coca-Cola Company 2024 Equity Plan (“2024 Plan”). The 2024 Plan allows for grants of stock options, stock appreciation rights, performance share units, restricted stock, restricted stock units and other equity compensation awards. Under the 2024 Plan, up to 240 million shares of our common stock may be issued through the grant of equity awards. In addition to the shares under the 2024 Plan, certain shares of our common stock subject to certain outstanding awards under predecessor stock plans that expire, are canceled, or are forfeited, are available for issuance. As of December 31, 2025, there were 230 million shares available to be granted under the 2024 Plan.
Effective May 1, 2024, shareowners approved the Global Employee Stock Purchase Plan (“GESPP”). The GESPP provides for grants of matching share awards. Under the GESPP, up to 15 million shares of our common stock may be issued through the grant of matching share awards. As of December 31, 2025, there were 14 million shares available to be issued under the GESPP.
Total stock-based compensation expense was $279 million, $286 million and $251 million in 2025, 2024 and 2023, respectively. Stock-based compensation expense in 2025 and 2024 was recorded in the line item selling, general and administrative expenses in our consolidated statements of income. In 2023, the Company recorded stock-based compensation expense of $254 million in the line item selling, general and administrative expenses in our consolidated statement of income. This was partially offset by $3 million related to the revision of management’s estimates arising from the settlement of the estimated cash payments recognized in 2022, which was recorded in the line item other operating charges in our consolidated statement of income. The total income tax benefit recognized in our consolidated statements of income related to total stock-based compensation expense was $47 million, $47 million and $40 million in 2025, 2024 and 2023, respectively.
As of December 31, 2025, we had $236 million of total unrecognized compensation cost related to nonvested stock-based compensation awards granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years as stock‑based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Awards
Stock option awards are generally granted with an exercise price equal to the average of the high and low market prices per share of the Company’s stock on the grant date. The fair value of each stock option award is estimated using a Black-Scholes-Merton option-pricing model and is expensed on a straight-line basis over the vesting period, which is generally four years.
The weighted-average fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023, and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

Year Ended December 31,	2025	2024	2023
Fair value of stock options on grant date	$11.97	$10.28	$9.84
Dividend yield[1]	3.1%	3.2%	3.0%
Expected volatility[2]	17.0%	17.0%	17.5%
Risk-free interest rate[3]	4.2%	4.3%	4.1%
Expected term of stock options[4]	7 years	6 years	6 years
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
Stock option activity during the year ended December 31, 2025 was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2025	31	$52.81
Granted	3	70.98
Exercised	(7)	47.87
Outstanding on December 31, 2025	27	$55.74	5.3 years	$377
Vested and expected to vest	26	$55.62	5.3 years	$375
Exercisable on December 31, 2025	20	$52.69	4.4 years	$336
The total intrinsic value of the stock options exercised was $144 million, $356 million and $268 million in 2025, 2024 and 2023, respectively. The total number of stock options exercised was 7 million, 18 million and 14 million in 2025, 2024 and 2023, respectively.
Performance-Based Share Unit Awards
Performance share unit awards require achievement of certain performance criteria over a performance period of three years, which are predefined by the Talent and Compensation Committee of our Board of Directors at the time of grant. Performance share unit awards will generally vest at the end of the respective performance period. Performance share unit awards do not entitle participants to vote or receive dividends until the performance share units are settled in stock. For performance share unit awards granted from 2020 through 2022, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow. For performance share unit awards granted to executives in 2022, and for performance share unit awards granted to all participants in 2023 and 2024, the performance criteria were weighted 30% for net operating revenues, 30% for earnings per share, 30% for free cash flow and 10% for environmental sustainability. For performance share unit awards granted to all participants in 2025, the performance criteria were equally weighted among net operating revenues, earnings per share and free cash flow. For purposes of these performance criteria, earnings per share is diluted net income per share; free cash flow is net cash provided by operating activities less purchases of property, plant and equipment; and environmental sustainability is composed of predefined goals related to the Company’s packaging and water security strategies in place at the time of grant. These performance criteria are adjusted for certain items, if applicable, which are subject to Audit Committee approval. The purpose of these adjustments is to ensure a consistent year-to-year comparison of the specific performance criteria. Performance share unit awards granted to executives in 2020 through 2022 and performance share unit awards granted to all participants in 2023 through 2025 include a relative TSR modifier to determine the final number of performance share units earned. For these awards, the number of performance share units earned based on the certified achievement of the predefined performance criteria will be reduced or increased if the Company’s total shareowner return over the performance period relative to a predefined group of companies falls outside of a predefined range.
The fair value of performance share units is the closing market price of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The fair value of performance share units that include a TSR modifier is determined based on a Monte Carlo valuation model for the TSR modifier component, which also takes into account the closing market price of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period.
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
Performance share units earned are generally settled in stock, except for certain circumstances such as death or disability, in which case beneficiaries or employees are provided cash payments. As of December 31, 2025, nonvested performance share units of approximately 1,245,000 and 1,376,000 were outstanding for the 2024-2026 and 2025-2027 performance periods, respectively, based on the target award amounts.
The following table summarizes information about outstanding nonvested performance share units based on the target award levels:

	Performance Share Units (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2025	2,539	$56.91
Granted	1,413	72.35
Vested[1]	(1,167)	56.63
Forfeited	(165)	60.46
Nonvested on December 31, 2025[2]	2,620	$65.13
1Represents the target level of performance share units vested as of December 31, 2025 for the 2023-2025 performance period. Upon certification in February 2026 of the financial results for the performance period, the final number of shares earned will be determined and released.
2The outstanding nonvested performance share units as of December 31, 2025 at the threshold award and maximum award levels were approximately 996,000 and 6,551,000, respectively.
The weighted-average grant date fair value of performance share unit awards granted in 2025, 2024 and 2023 was $72.35, $57.16 and $56.63, respectively.

The following table summarizes information about vested performance share units based on the certified award level:

	2022-2024 Annual Award
	Performance Share Units (In thousands)	Weighted- Average Grant Date Fair Value
Certified	2,851	$60.08
Released during 2025	(2,840)	60.08
Forfeited during 2025	(11)	60.08
The total intrinsic value of performance share units that were released was $199 million, $214 million and $244 million in 2025, 2024 and 2023, respectively.
Time-Based Restricted Stock, Time-Based Restricted Stock Unit Awards and Matching Share Awards
Restricted stock and restricted stock unit awards generally vest over three years. Matching share awards vest over one year. Restricted stock, restricted stock unit awards and matching share awards do not entitle recipients to vote or receive dividends during the vesting period and will be forfeited in the event of the recipient’s termination of employment, except for certain circumstances such as death or disability. The fair value of restricted stock, restricted stock units and matching share awards is the closing market price per share of the Company’s stock on the grant date less the present value of the expected dividends not received during the vesting period. The fair value of the restricted stock, restricted stock units and matching share awards expected to vest and be released is expensed on a straight-line basis over the vesting period.
The following table summarizes information about outstanding nonvested restricted stock, restricted stock units and matching share awards:

	Restricted Stock, Restricted Stock Units and Matching Share Awards (In thousands)	Weighted-Average Grant Date Fair Value
Nonvested on January 1, 2025	4,210	$55.75
Granted	1,988	65.34
Vested and released	(1,297)	57.72
Forfeited	(365)	57.62
Nonvested on December 31, 2025	4,536	$59.24
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
As of December 31, 2025, the U.S. qualified pension plan represented 63% and 60% of the Company’s consolidated projected benefit obligation and pension plan assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in the benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans (in millions):

	Pension Plans				Other Postretirement Benefit Plans
Year Ended December 31,	2025		2024		2025	2024
Benefit obligation at beginning of year[1]	$6,045		$6,544		$185	$297
Service cost	103		105		3	3
Interest cost	300		306		11	17
Participant contributions	6		6		16	18
Foreign currency exchange rate changes	117		(124)		3	(3)
Amendments	14		(2)		—	—
Net actuarial loss (gain)	106	[2]	(213)	[2]	—	11
Benefits paid	(473)		(478)		(38)	(65)
Divestitures	(1)		(78)		—	(1)
Settlements	(13)		(22)		(1)	(92)	[3]
Curtailments	(3)	[4]	(1)		—	—
Special termination benefits	27	[4]	1		—	—
Other	—		1		—	—
Benefit obligation at end of year[1]	$6,228		$6,045		$179	$185
Fair value of plan assets at beginning of year	$6,435		$7,260		$69	$176
Actual return on plan assets	591		345		9	6
Employer contributions	29		31		—	—
Participant contributions	6		6		—	12
Foreign currency exchange rate changes	206		(203)		—	—
Transfers	(332)	[5]	(523)	[5]	—	—
Benefits paid	(400)		(410)		(14)	(33)
Divestitures	—		(62)		—	—
Settlements	(12)		(9)		—	(92)	[3]
Other	—		—		3	—
Fair value of plan assets at end of year	$6,523		$6,435		$67	$69
Net asset (liability) recognized	$295		$390		$(112)	$(116)
1For pension plans, the benefit obligation is the projected benefit obligation. For other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $6,187 million and $6,008 million as of December 31, 2025 and 2024, respectively.
2A change in the weighted-average discount rate assumption was the primary driver of net actuarial loss (gain) during 2025 and 2024. For our U.S. qualified pension plan, a decrease in the discount rate resulted in an actuarial loss of $112 million during 2025, and an increase in the discount rate resulted in an actuarial gain of $178 million during 2024. Additional drivers of net actuarial loss (gain) included other assumption updates and plan experience.
3In 2024, the Company settled its U.S. other postretirement benefit obligations such that core life insurance benefits will be funded by an insurance company beginning September 11, 2024 for the lifetime of certain retirees. The transaction resulted in no change to underlying benefits or plan administration, only a change to the future financing of the benefits. Pursuant to the settlement, the Company transferred $92 million of plan assets and liabilities to an insurer and recognized a $19 million net settlement gain related to the acceleration of existing unrecognized gains.
4The curtailment loss and special termination benefits were primarily related to the benefit uplifts provided by the Company to active participants pursuant to the group annuity purchase (“buy-in”) for a non-U.S. defined benefit plan. The Company intends to convert the buy-in to a buy-out in the future, at which time the insurer would assume full responsibility for the plan obligations.
5Transfers represent $332 million and $523 million of surplus international plan assets transferred from pension trusts to general assets of the Company as of December 31, 2025 and 2024, respectively.

Pension and other postretirement benefit plan amounts recognized in our consolidated balance sheets were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2025	2024	2025	2024
Other noncurrent assets	$1,046	$1,219	$—	$—
Accounts payable and accrued expenses	(70)	(68)	(8)	(6)
Other noncurrent liabilities	(681)	(761)	(104)	(110)
Net asset (liability) recognized	$295	$390	$(112)	$(116)
Certain of our pension plans have a projected benefit obligation in excess of the fair value of plan assets. For these plans, the projected benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2025	2024
Projected benefit obligation	$4,829	$4,902
Fair value of plan assets	4,078	4,072
Certain of our pension plans have an accumulated benefit obligation in excess of the fair value of plan assets. For these plans, the accumulated benefit obligation and the fair value of plan assets were as follows (in millions):

December 31,	2025	2024
Accumulated benefit obligation	$4,770	$4,882
Fair value of plan assets	4,045	4,072
All of our other postretirement benefit plans have an accumulated postretirement benefit obligation in excess of the fair value of plan assets.
Pension Plan Assets
The following table presents total assets by asset class for our U.S. and non-U.S. pension plans (in millions):

	U.S. Pension Plans		Non-U.S. Pension Plans
December 31,	2025	2024	2025	2024
Cash and cash equivalents	$171	$160	$958	$419
Equity securities:
U.S.-based companies	471	469	61	582
International-based companies	325	248	56	455
Fixed-income securities:
Government bonds	906	626	444	383
Corporate bonds and debt securities	210	442	174	104
Mutual, pooled and commingled funds[1]	297	210	375	477
Hedge funds/limited partnerships	883	1,004	16	19
Real assets	343	341	—	—
Derivative financial instruments	(2)	—	(7)	(63)
Other	292	261	550	298
Total pension plan assets[2]	$3,896	$3,761	$2,627	$2,674
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

Investment Strategy for U.S. Pension Plan
The Company utilizes the services of investment managers to actively manage the assets of our U.S. qualified pension plan. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. pension plan assets is based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of 32% equity securities, 37% fixed-income securities and 31% alternative investments. We believe this target allocation will enable us to achieve the following long-term investment objectives:
(1)optimize the long-term return on plan assets at an acceptable level of risk;
(2)maintain a broad diversification across asset classes and among investment managers; and
(3)maintain careful control of the risk level within each asset class.
The investment guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2025, no investment manager was responsible for more than 24% of total U.S. pension plan assets.
Our target allocation of 32% equity securities is primarily composed of public equities. Optimal returns are achieved through security selection as well as country and sector diversification. As of December 31, 2025, investments in our common stock accounted for 14% of total equity securities and 3% of total U.S. pension plan assets. Our investments in public equities are intended to provide diversified exposure to both U.S. and non-U.S. equity markets.
Our target allocation of 37% fixed-income securities is composed of 57% long-duration bonds and 43% with multi-strategy alternative credit managers. Long-duration bonds are intended to provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. Multi-strategy alternative credit managers invest in a combination of high-yield bonds, bank loans, structured credit and emerging market debt. These investments are in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds and also help diversify our overall fixed-income portfolio.
Our target allocation for alternative investments is 31%. These alternative investments include hedge funds, reinsurance, private equity limited partnerships and real assets. The objective of investing in alternative investments is to provide a higher rate of return than that which is typically available from publicly traded equity securities. Alternative investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
For our non-U.S. plans, the investment strategies vary greatly and are subject to the asset/liability profiles and local regulations of the plans in individual countries. In 2025, due to changes in market conditions and needs of the plans, the Company modified the investment strategy for certain plans in Europe and Canada to reduce our funded status risk. The plans represent 62% of the Company’s international subsidiaries’ pension plan assets and consisted of 57% cash and cash equivalents; 24% fixed-income securities; 13% insurance contracts; and 6% equity securities as of December 31, 2025.
The target allocation for the remaining 38% of our non-U.S. plans is broadly characterized as a mix of approximately 74% fixed-income securities (including insurance contracts); 18% mutual, pooled and commingled funds; 6% equity securities; and 2% other investments as of December 31, 2025. None of our pension plans outside the United States is individually significant for separate disclosure.

Components of Net Periodic Benefit Cost (Income)
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans					Other Postretirement Benefit Plans
Year Ended December 31,	2025		2024	2023		2025	2024		2023
Service cost	$103		$105	$94		$3	$3		$4
Interest cost	300		306	322		11	17		27
Expected return on plan assets[1]	(420)		(469)	(475)		(4)	(7)		(14)
Amortization of prior service cost (credit)	1		1	1		(2)	(3)		(3)
Amortization of net actuarial loss (gain)[2]	102		103	96		(1)	(4)		(5)
Settlement loss (gain)	(3)		(2)	81	[4]	—	(19)	[5]	(14)	[6]
Curtailment loss (gain)	11	[3]	(1)	—		—	—		—
Special termination benefits	27	[3]	1	1		—	—		—
Other	—		1	—		—	—		—
Net periodic benefit cost (income)	$121		$45	$120		$7	$(13)		$(5)
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
3The curtailment loss and special termination benefits were primarily related to the benefit uplifts provided by the Company to active participants pursuant to the group annuity purchase (“buy-in”) for a non-U.S. defined benefit plan. The Company intends to convert the buy-in to a buy-out in the future, at which time the insurer would assume full responsibility for the plan obligations.
4Settlements primarily related to the U.S. qualified pension plan, which was amended in 2023 to provide lump sum payment options to all former employees. The U.S. qualified pension plan made $259 million of lump sum payments in 2023, causing a plan settlement, which resulted in recognition of a $76 million settlement loss related to the acceleration of existing unrecognized losses.
5In 2024, the Company settled its U.S. other postretirement benefit obligations such that core life insurance benefits will be funded by an insurance company beginning September 11, 2024 for the lifetime of certain retirees. The transaction resulted in no change to underlying benefits or plan administration, only a change to the future financing of the benefits. Pursuant to the settlement, the Company transferred $92 million of plan assets and liabilities to an insurer and recognized a $19 million net settlement gain related to the acceleration of existing unrecognized gains.
6In 2023, the Company settled its U.S. post-65 other postretirement benefit obligations such that retiree reimbursement accounts will be funded by an insurance company beginning January 1, 2025 for the lifetime of certain retirees and their eligible dependents. The transaction resulted in no change to underlying benefits or plan administration, only a change to the future financing of the benefits. Pursuant to the settlement, the Company transferred $187 million of plan assets and liabilities to an insurer and recognized a $14 million net settlement gain related to the acceleration of existing unrecognized gains.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income.

Impact on Accumulated Other Comprehensive Income
The following table sets forth the pretax changes in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
Year Ended December 31,	2025	2024	2025	2024
Balance in AOCI at beginning of year	$(1,694)	$(1,906)	$21	$61
Recognized prior service cost (credit)	11	1	(2)	(3)
Recognized net actuarial loss (gain)	99	100	(1)	(23)
Prior service credit (cost) occurring during the year	(14)	2	—	—
Net actuarial gain (loss) occurring during the year	68	90	5	(12)
Divestitures	—	(6)	—	—
Other	—	—	3	—
Net foreign currency translation adjustments	(32)	25	1	(2)
Balance in AOCI at end of year	$(1,562)	$(1,694)	$27	$21
The following table sets forth the pretax amounts in AOCI for our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2025	2024	2025	2024
Prior service credit (cost)	$(16)	$(14)	$14	$15
Net actuarial gain (loss)	(1,546)	(1,680)	13	6
Balance in AOCI at end of year	$(1,562)	$(1,694)	$27	$21
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations for our pension and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
December 31,	2025	2024	2025	2024
Discount rate	5.25%	5.50%	6.25%	6.75%
Interest crediting rate	4.00%	4.25%	N/A	N/A
Rate of increase in compensation levels	4.75%	4.00%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost or income were as follows:

	Pension Plans			Other Postretirement Benefit Plans
Year Ended December 31,	2025	2024	2023	2025	2024	2023
Discount rate	5.50%	5.00%	5.50%	6.75%	6.25%	6.00%
Interest crediting rate	4.25%	3.75%	4.00%	N/A	N/A	N/A
Rate of increase in compensation levels	4.00%	4.00%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.75%	7.00%	6.75%	6.75%	4.50%	3.75%
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
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the expected long-term rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2025 net periodic benefit income for the U.S. pension plans was 6.75%. As of December 31, 2025, the 5-year, 10-year and 15-year annualized return for the U.S. pension plan assets was 3.8%, 7.0% and 6.9%, respectively. The annualized return since inception was 9.8%.
We review external data and our own historical trends for health care costs to determine the trend rate assumptions, where applicable. Given the design of our retiree health benefit plans, healthcare-cost trend rates no longer have a material impact on our financial condition or results of operations.
Cash Flows
The expected benefit payments for our pension and other postretirement benefit plans for the 10 years succeeding December 31, 2025 are as follows (in millions):

	2026	2027	2028	2029	2030	2031-2035
Benefit payments for pension plans	$447	$449	$459	$452	$479	$2,496
Benefit payments for other postretirement benefit plans	21	18	17	15	14	65
Total	$468	$467	$476	$467	$493	$2,561
The Company anticipates making contributions of approximately $27 million to our pension trusts in 2026, all of which will be allocated to our international plans. These contributions are made in accordance with local laws and tax regulations.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the largest U.S. defined contribution plan, we match participants’ contributions up to a maximum of 3.5% of compensation, subject to an IRS limit on compensation. The Company’s expense for the U.S. plans totaled $48 million, $52 million and $44 million in 2025, 2024 and 2023, respectively. We also sponsor defined contribution plans in certain locations outside the United States. The Company’s expense for these plans totaled $89 million, $85 million and $82 million in 2025, 2024 and 2023, respectively.
NOTE 15: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2025	2024	[1]	2023	[1]
United States	$5,678	$2,499		$1,991
International	10,320	10,587		10,961
Total	$15,998	$13,086		$12,952
1The Company reclassified income before income taxes related to its Puerto Rico operations in 2024 and 2023 from United States to International to align with the jurisdictional disaggregation requirements of ASU 2023‑09.

Income taxes consisted of the following (in millions):

	United States	State and Local	International	Total
2025
Current	$86	$178	$2,080	$2,344
Deferred	220	123	174	517
2024
Current	$324	$143	$1,981	$2,448
Deferred	(254)	(134)	377	(11)
2023
Current	$83	$129	$2,039	$2,251
Deferred	(135)	(78)	211	(2)
Net income tax payments after the prospective adoption of ASU 2023-09, as described in Note 1, consisted of the following (in millions):

Year Ended December 31,	2025
United States — federal[1]	$1,291
United States — state and local	127
International:
Brazil	238
India	265
Mexico	280
Other foreign	672
Total income taxes paid, net of refunds	$2,873
1The Company’s U.S. federal payments were reduced by foreign tax credits, general business credits and prior year overpayments. These general business credits include tax credits related to the Company’s investments in limited partnerships constructing, owning and operating alternative energy generation facilities in 2025.
We made income tax payments of $3,262 million and $2,580 million in 2024 and 2023, respectively, which included $964 million and $723 million, respectively, of the one-time transition tax required by the Tax Reform Act. The 2024 amount does not include $6.0 billion paid in relation to invoices the IRS issued for the 2007 through 2009 tax years resulting from the Tax Court’s decision. Refer to Note 12.
In 2025, the Company invested $306 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During 2025, the Company received tax credits and other income tax benefits of $241 million and recognized amortization expense of $224 million related to these investments. The amount of non-income tax-related activity and other returns related to these investments was not material during 2025. As of December 31, 2025, the carrying value of these investments was $32 million. The Company expects to fulfill $32 million of unfunded commitments related to these investments in the first quarter of 2026.
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
Our effective tax rate reflects the tax impact of having significant operations outside the United States, which are generally taxed at rates different than the statutory U.S. federal tax rate. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Eswatini. The terms of these grants expire from 2031 to 2045. We anticipate that we will be able to extend or renew the grants in these locations. The decision of whether we decide to pursue the renewal of these grants and the impact of the grants going forward is dependent on various factors. Tax incentive grants favorably impacted our income tax expense by $383 million, $346 million and $332 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method.

Also included in our effective tax rate is the tax impact associated with several countries enacting global minimum tax regulations.
The following table reconciles the income tax provision with the amount calculated using the 21.0% U.S. federal statutory rate applied to pretax income, reflecting the adoption of ASU 2023-09 (amounts in millions):

	Year Ended December 31, 2025
	Amount	Percent
Statutory U.S. federal tax rate	$3,360	21.0%
State and local income taxes — net of federal benefit[1]	203	1.3
Foreign tax effects:
Ireland
Tax rate differential	(172)	(1.1)
Other	192	1.2
Puerto Rico
Tax rate differential[2]	(253)	(1.6)
Other	30	0.2
Other jurisdictions	320	2.0
Effect of cross-border tax laws:
U.S. tax on foreign branches[2]	167	1.1
Subpart F	(315)	(2.0)
Other	(92)	(0.6)
Tax credits	(176)	(1.1)
Change in unrecognized tax benefits	(204)	(1.3)
Other:
Equity income or loss	(222)	(1.4)
Other	23	0.2
Effective tax rate	$2,861	17.9%
1State taxes in California, Florida and Minnesota comprised greater than 50% of the tax effect in this category.
2This tax rate differential is offset in the U.S. tax on foreign branches line item, which reflects the full U.S. income tax expense of the same amount on income earned in Puerto Rico. The U.S. tax on foreign branches line item also includes impacts for other U.S. branches.
The following table provides the disclosures required before adopting ASU 2023-09 and reconciles our effective tax rate with the U.S. federal tax rate:

Year Ended December 31,	2024		2023
Statutory U.S. federal tax rate	21.0%		21.0%
State and local income taxes — net of federal benefit	1.1		1.1
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal tax rate	1.0	[1]	(0.3)
Equity income or loss	(2.6)		(2.1)
Excess tax benefits on stock-based compensation	(0.5)		(0.3)
Other — net	(1.4)		(2.0)	[2]
Effective tax rate	18.6%		17.4%
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
As of December 31, 2025, we have not recorded incremental income taxes for additional outside basis differences in our investments in foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 12.
As of December 31, 2025, the gross amount of unrecognized tax benefits was $857 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit of $581 million, exclusive of any benefits related to interest and penalties. The remaining $276 million primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.
A reconciliation of the changes in the gross amount of unrecognized tax benefits is as follows (in millions):

Year Ended December 31,	2025	2024	2023
Balance of unrecognized tax benefits at beginning of year	$880	$929	$926
Increase related to prior period tax positions	19	33	2
Decrease related to prior period tax positions	(46)	(52)	(25)
Increase related to current period tax positions	31	30	32
Decrease related to settlements with taxing authorities	—	(57)	—
Decrease due to lapse of the applicable statute of limitations	(13)	—	(2)
Effect of foreign currency translation	(14)	(3)	(4)
Balance of unrecognized tax benefits at end of year	$857	$880	$929
The Company recognizes interest and penalties related to unrecognized tax benefits in the line item income taxes in our consolidated statement of income. The Company had $708 million, $631 million and $544 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2025, 2024 and 2023, respectively. Of these amounts, expense of $77 million, $87 million and $48 million was recognized in 2025, 2024 and 2023, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would be a benefit to the Company’s effective tax rate.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in millions):

December 31,	2025	2024
Deferred tax assets:
Property, plant and equipment	$28	$23
Goodwill and intangible assets	2,204	1,133
Equity method investments (including net foreign currency translation adjustments)	293	503
Derivative financial instruments	403	332
Other liabilities	1,020	2,650
Benefit plans	428	483
Net operating loss, and other carryforwards	534	874
Other	604	325
Gross deferred tax assets	5,514	6,323
Valuation allowances	(388)	(485)
Total deferred tax assets	$5,126	$5,838
Deferred tax liabilities:
Property, plant and equipment	$(869)	$(777)
Goodwill and intangible assets	(1,571)	(1,750)
Equity method investments (including net foreign currency translation adjustments)	(1,649)	(1,649)
Derivative financial instruments	(459)	(877)
Other liabilities	(228)	(443)
Benefit plans	(454)	(441)
Other[1]	(1,096)	(1,051)
Total deferred tax liabilities	$(6,326)	$(6,988)
Net deferred tax assets (liabilities)	$(1,200)	$(1,150)
1Includes deferred tax associated with timing differences related to the IRS Tax Litigation Deposit. Refer to Note 12.
As of December 31, 2025, we had $1,600 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $340 million must be utilized within the next five years, and the remainder can be utilized over a period greater than five years. In addition, we had $1,096 million of Internal Revenue Code 163(j) interest carryforwards, which will carry forward indefinitely. As of December 31, 2025, we also had foreign tax credit carryforwards of $34 million, which must be utilized within the next ten years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2025	2024	2023
Balance at beginning of year	$485	$396	$424
Additions	42	141	28
Deductions	(139)	(52)	(56)
Balance at end of year	$388	$485	$396
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
In 2025, the Company recognized a net decrease of $97 million in its valuation allowances, primarily due to decreases in the deferred tax assets and related valuation allowances associated with the utilization of excess foreign tax credits. The decrease was partially offset by increases in the deferred tax assets and related valuation allowances on a certain equity method investment and the changes in net operating losses in the normal course of business.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

December 31,	2025	2024
Net foreign currency translation adjustments	$(12,673)	$(15,610)
Accumulated net gains (losses) on derivatives	(244)	116
Unrealized net gains (losses) on available-for-sale debt securities	(26)	(64)
Adjustments to pension and other postretirement benefit liabilities	(1,188)	(1,285)
Accumulated other comprehensive income (loss)	$(14,131)	$(16,843)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Year Ended December 31, 2025
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$13,107	$30	$13,137
Other comprehensive income:
Net foreign currency translation adjustments[1]	2,937	(69)	2,868
Net gains (losses) on derivatives[2]	(360)	—	(360)
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	38	—	38
Net change in pension and other postretirement benefit liabilities[4]	97	(3)	94
Total comprehensive income	$15,819	$(42)	$15,777
1Includes reclassification of $226 million of foreign currency translation adjustments from shareowners of The Coca-Cola Company to noncontrolling interests related to our bottling operations in India. Refer to Note 1.
2Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
3Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
4Refer to Note 14 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2025
Foreign currency translation adjustments:
Translation adjustments arising during the year	$786	$(209)	$577
Reclassification adjustments recognized in net income	506	(2)	504
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,966	—	2,966
Gains (losses) on net investment hedges arising during the year[1]	(1,770)	434	(1,336)
Reclassification to noncontrolling interests[2]	226	—	226
Net foreign currency translation adjustments	$2,714	$223	$2,937
Derivatives:
Gains (losses) arising during the year	$(666)	$167	$(499)
Reclassification adjustments recognized in net income	183	(44)	139
Net gains (losses) on derivatives[1]	$(483)	$123	$(360)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$53	$(17)	$36
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$55	$(17)	$38
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$36	$(21)	$15
Reclassification adjustments recognized in net income	106	(24)	82
Net change in pension and other postretirement benefit liabilities[4]	$142	$(45)	$97
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$2,428	$284	$2,712

2024
Foreign currency translation adjustments:
Translation adjustments arising during the year	$(2,427)	$263	$(2,164)
Reclassification adjustments recognized in net income	103	—	103
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,455)	—	(1,455)
Gains (losses) on net investment hedges arising during the year[1]	844	(212)	632
Net foreign currency translation adjustments	$(2,935)	$51	$(2,884)
Derivatives:
Gains (losses) arising during the year	$405	$(98)	$307
Reclassification adjustments recognized in net income	(50)	13	(37)
Net gains (losses) on derivatives[1]	$355	$(85)	$270
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$(93)	$31	$(62)
Reclassification adjustments recognized in net income	(2)	1	(1)
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$(95)	$32	$(63)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$83	$(25)	$58
Reclassification adjustments recognized in net income	69	(18)	51
Net change in pension and other postretirement benefit liabilities[4]	$152	$(43)	$109
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(2,523)	$(45)	$(2,568)

	Before-Tax Amount	Income Tax	After-Tax Amount
2023
Foreign currency translation adjustments:
Translation adjustments arising during the year	$366	$(131)	$235
Reclassification adjustments recognized in net income	223	—	223
Gains (losses) on intra-entity transactions that are of a long-term investment nature	712	—	712
Gains (losses) on net investment hedges arising during the year[1]	(382)	95	(287)
Net foreign currency translation adjustments	$919	$(36)	$883
Derivatives:
Gains (losses) arising during the year	$(194)	$23	$(171)
Reclassification adjustments recognized in net income	(10)	3	(7)
Net gains (losses) on derivatives[1]	$(204)	$26	$(178)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the year	$28	$(10)	$18
Reclassification adjustments recognized in net income	7	(1)	6
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$35	$(11)	$24
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the year	$(314)	$80	$(234)
Reclassification adjustments recognized in net income	157	(32)	125
Net change in pension and other postretirement benefit liabilities[4]	$(157)	$48	$(109)
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$593	$27	$620
1Refer to Note 5 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 1 for additional information related to the noncontrolling interest in our bottling operations in India.
3Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.
4Refer to Note 14 for additional information related to the Company’s pension and other postretirement benefit liabilities.

The following table presents the reclassifications from AOCI into income recorded during the year ended December 31, 2025 (in millions):

Description of AOCI Component	Financial Statement Line Item Impacted	Amount Reclassified from AOCI
Foreign currency translation adjustments:
Divestitures[1,2]	Other income (loss) — net	$506
	Income before income taxes	506
	Income taxes	(2)
	Consolidated net income	$504
Derivatives:
Foreign currency contracts	Net operating revenues	$247
Foreign currency and commodity contracts	Cost of goods sold	(1)
Foreign currency and interest rate contracts	Interest expense	7
Foreign currency contracts	Other income (loss) — net	(70)
	Income before income taxes	183
	Income taxes	(44)
	Consolidated net income	$139
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$2
	Income before income taxes	2
	Income taxes	—
	Consolidated net income	$2
Pension and other postretirement benefit liabilities:
Divestitures[1]	Other income (loss) — net	$(2)
Settlement loss (gain)	Other income (loss) — net	(3)
Curtailment loss (gain)	Other income (loss) — net	11
Amortization of net actuarial loss (gain)	Other income (loss) — net	101
Amortization of prior service cost (credit)	Other income (loss) — net	(1)
	Income before income taxes	106
	Income taxes	(24)
	Consolidated net income	$82
1Related to the sale of a portion of our ownership interest in CCEP. Refer to Note 2.
2Related primarily to the sale of our finished product operations in Nigeria. Refer to Note 2.
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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,148	$237	$61	$143	$—		$2,589
Debt securities[1]	—	1,824	—	—	—		1,824
Derivatives[2]	—	441	—	—	(403)	[5]	38	[7]
Total assets	$2,148	$2,502	$61	$143	$(403)		$4,451
Liabilities:
Derivatives[2]	$9	$1,040	$—	$—	$(954)	[6]	$95	[7]
Total liabilities	$9	$1,040	$—	$—	$(954)		$95
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
5The Company is obligated to return $48 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $597 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $3 million in the line item assets held for sale, $35 million in the line item other noncurrent assets, $5 million in the line item liabilities held for sale, and $90 million in the line item other noncurrent liabilities. Refer to Note 5 for additional information related to the composition of our derivatives portfolio.

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

6The Company is obligated to return $12 million in cash collateral it had netted against its derivative position.
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the contingent consideration liability in 2024, were not significant for the years ended December 31, 2025 and 2024.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2025 and 2024.
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
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
Year Ended December 31,	2025		2024
Assets held for sale	$(1,537)	[1]	$—
Impairment of intangible assets	(1,033)	[2,3,4]	(886)	[2,3]
Other-than-temporary impairment charges	(65)	[5,6]	(34)	[5]
Impairment of property, plant and equipment	(12)	[4]	(63)	[7]
Total	$(2,647)		$(983)
1The Company is required to record assets and liabilities that are held for sale at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. During the year ended December 31, 2025, the Company recorded a charge of $1,274 million due to the impairment of assets related to our bottling operations in Africa becoming held for sale and was calculated based on Level 3 inputs. Refer to Note 2. The Company also recorded a charge of $235 million due to the write-off of assets related to the sale of our finished product operations in Nigeria and was calculated based on Level 3 inputs. Refer to Note 2. Additionally, the Company recorded a charge of $28 million due to the write-down of assets held for sale related to the refranchising of certain bottling operations in Ghana. This charge, which was calculated based on Level 3 inputs, primarily related to property, plant and equipment. These operations were sold in July 2025, resulting in an additional loss of $8 million. These impairment charges were recorded in the line item other income (loss) — net in our consolidated statement of income.
2During the years ended December 31, 2025 and 2024, the Company recorded asset impairment charges of $44 million and $126 million, respectively, related to a trademark in Latin America. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results and changes in macroeconomic conditions. These charges were recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $42 million.
3During the years ended December 31, 2025 and 2024, the Company recorded asset impairment charges of $960 million and $760 million, respectively, related to our BodyArmor trademark in North America. The 2025 impairment charge was primarily driven by revised projections of future operating results, including a slowing of the projected long-term growth rate for the category, an intensifying competitive environment, and more focused innovation and international rollout plans. The 2024 impairment charge was primarily driven by revised projections of future operating results and higher discount rates resulting from changes in macroeconomic conditions since the acquisition date. The fair value of this trademark was derived using discounted cash flow analyses based on Level 3 inputs. These charges were recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $2,440 million.
4During the year ended December 31, 2025, the Company recorded an asset impairment charge of $29 million related to a trademark in Asia Pacific and an asset impairment charge of $12 million related to the fixed assets of this business. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results. These charges were recorded in the line item other operating charges in our consolidated statement of income.
5During the years ended December 31, 2025 and 2024, the Company recorded other-than-temporary impairment charges of $40 million and $34 million, respectively, related to an equity method investee in Latin America. These impairment charges were derived using Level 3 inputs and were primarily driven by revised projections of future operating results. These charges were recorded in the line item other income (loss) — net in our consolidated statements of income.

6During the year ended December 31, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
7The Company recorded an asset impairment charge of $63 million during the year ended December 31, 2024 related to certain prototypes. This impairment charge, which was calculated based on Level 3 inputs, was driven by management’s strategic decision to cease use of the assets. This charge was recorded in the line item selling, general and administrative expenses in our consolidated statement of income.
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
The following table summarizes the levels within the fair value hierarchy for our pension plan assets (in millions):

	December 31, 2025								December 31, 2024
	Level 1	Level 2		Level 3		Other	[1]	Total	Level 1	Level 2		Level 3		Other	[1]	Total
Cash and cash equivalents	$446	$683		$—		$—		$1,129	$203	$376		$—		$—		$579
Equity securities:
U.S.-based companies	505	—		27		—		532	1,022	1		28		—		1,051
International-based companies	379	—		2		—		381	691	10		2		—		703
Fixed-income securities:
Government bonds	92	1,258		—		—		1,350	79	930		—		—		1,009
Corporate bonds and debt securities	—	375		9		—		384	—	529		17		—		546
Mutual, pooled and commingled funds	29	184		—		459	[4]	672	24	277		—		386	[8]	687
Hedge funds/limited partnerships	—	—		—		899	[5]	899	—	—		—		1,023	[5]	1,023
Real assets	—	—		—		343	[6]	343	—	—		—		341	[6]	341
Derivative financial instruments	—	(9)	[2]	—		—		(9)	—	(63)	[2]	—		—		(63)
Other	—	—		576	[3]	266	[7]	842	—	—		311	[3]	248	[7]	559
Total	$1,451	$2,491		$614		$1,967		$6,523	$2,019	$2,060		$358		$1,998		$6,435
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
4This class of assets primarily includes alternative investment funds and collective trust funds for qualified plans. These funds can be subject to monthly redemption restrictions, with a redemption notice period of up to 10 days prior to month end.
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
6This class of assets includes funds invested in real assets, including a privately held real estate investment trust, a real estate commingled pension trust fund, infrastructure limited partnerships and commingled investment funds. These funds seek current income and capital appreciation and can be subject to quarterly redemption restrictions, with a redemption notice period of up to 90 days.
7Primarily includes segregated portfolios of private investment funds that are invested in a portfolio of insurance-linked securities. These assets can be subject to a semiannual redemption, with a redemption notice period of 90 days, subject to certain gate restrictions.
8This class of assets primarily includes a mortgage-related fixed income securities fund, alternative investment funds and collective trust funds for qualified plans. There are no liquidity restrictions on these investments.

The following table provides a reconciliation of the beginning and ending balance of our Level 3 pension plan assets (in millions):

	Equity Securities	Fixed-Income Securities	Other[1]	Total
Balance as of January 1, 2024	$32	$27	$323	$382
Actual return on plan assets	1	2	8	11
Purchases, sales and settlements — net	(3)	(12)	(2)	(17)
Net foreign currency translation adjustments	—	—	(18)	(18)
Balance as of December 31, 2024	$30	$17	$311	$358
Actual return on plan assets	(1)	1	7	7
Purchases, sales and settlements — net	—	(7)	216	209
Transfers into (out of) Level 3 — net	—	(2)	—	(2)
Net foreign currency translation adjustments	—	—	42	42
Balance as of December 31, 2025	$29	$9	$576	$614
1Includes purchased annuity insurance contracts.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents; short-term investments; trade accounts receivable; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. As of December 31, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $43,941 million and $39,385 million, respectively. As of December 31, 2024, the carrying value and fair value of our long-term debt, including the current portion, were $43,023 million and $38,052 million, respectively.
NOTE 18: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
In 2025, the Company recorded other operating charges of $1,261 million. These charges consisted of $960 million related to the impairment of our BodyArmor trademark which impacted our North America operating segment, $97 million related to the Company’s productivity and reinvestment program, and $47 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with our acquisition of fairlife in 2020, which brought the total liability to $6,173 million and was paid in March 2025. Additionally, other operating charges included $44 million related to the impairment of a trademark in our Latin America operating segment, $41 million related to the impairment of a trademark and property, plant and equipment in our Asia Pacific operating segment and $35 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition in 2021, $12 million of transaction costs related to our divestiture activities and $10 million related to tax litigation expense.
In 2024, the Company recorded other operating charges of $4,163 million. These charges consisted of $3,109 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $760 million related to the impairment of our BodyArmor trademark which impacted our North America operating segment, $133 million related to the Company’s productivity and reinvestment program and $126 million related to the impairment of a trademark that impacted our Latin America operating segment. In addition, other operating charges included $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition, $13 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations and $9 million of transaction costs related to our divestiture activities. These charges were partially offset by a net benefit of $2 million related to a revision of management’s estimates for tax litigation expense.
In 2023, the Company recorded other operating charges of $1,951 million. These charges consisted of $1,702 million related to the remeasurement of our contingent consideration liability to fair value in conjunction with the fairlife acquisition, $164 million related to the Company’s productivity and reinvestment program and $35 million related to the discontinuation of certain manufacturing operations that impacted our Asia Pacific operating segment. In addition, other operating charges included $27 million related to the restructuring of our North America operating unit, $15 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $8 million related to tax litigation expense.

Refer to Note 2 for additional information on our divestiture activities. Refer to Note 12 for additional information related to the tax litigation. Refer to Note 17 for additional information on fairlife and the impairment charges. Refer to Note 19 for additional information on the Company’s productivity and reinvestment program.
Other Nonoperating Items
Equity Income (Loss) — Net
The Company recorded net charges of $21 million, $92 million and $159 million in equity income (loss) — net during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During 2025, the Company recognized a gain of $1,952 million related to the sale of our ownership interest in Coke Consolidated, a net gain of $409 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a gain of $102 million related to the refranchising of our bottling operations in certain territories in India and a gain of $31 million related to the substantial liquidation of a joint venture in China. The Company also recorded a charge of $1,274 million related to our bottling operations in Africa that became held for sale, a charge of $393 million related to the sale of our finished product operations in Nigeria, and other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Additionally, the Company recorded a charge of $36 million related to the refranchising of certain bottling operations in Ghana, and charges of $27 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
During 2024, the Company recognized a gain of $595 million related to the refranchising of our bottling operations in the Philippines and recognized a gain of $506 million related to the sale of our ownership interest in an equity method investee in Thailand. The Company also recognized a gain of $338 million related to the sale of a portion of our ownership interest in Coke Consolidated, a gain of $303 million related to the refranchising of our bottling operations in certain territories in India and a net gain of $290 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. These gains were partially offset by an other-than-temporary impairment charge of $34 million related to an equity method investee in Latin America.
During 2023, the Company recognized a gain of $439 million related to the refranchising of our bottling operations in Vietnam, a net gain of $289 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, and a gain of $94 million related to the sale of our ownership interests in our equity method investees in Pakistan and Indonesia. Additionally, the Company recorded charges of $67 million due to pension and other postretirement benefit plan settlement losses, an other-than-temporary impairment charge of $39 million related to an equity method investee in Latin America and charges of $32 million related to the restructuring of our manufacturing operations in the United States.
Refer to Note 2 for additional information on our divestiture activities and on our bottling operations held for sale in Africa. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 14 for additional information on pension and other postretirement benefit plan activity. Refer to Note 17 for additional information on the impairment charges and the bottling operations in Ghana.
NOTE 19: RESTRUCTURING
Productivity and Reinvestment Program
In February 2012, the Company announced a productivity and reinvestment program designed to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program was expanded multiple times, with the last expansion occurring in April 2017. As of December 31, 2025, we have substantially completed this program.
The Company incurred pretax expenses of $97 million, $133 million and $164 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to this program. These expenses primarily included internal and external costs associated with the implementation of the program’s initiatives and were recorded in the line item other operating charges in our consolidated statements of income. The Company has incurred total pretax expenses of $4,523 million related to this program since it commenced. These expenses were recorded in the line items other operating charges and other income (loss) — net in our consolidated statements of income.

NOTE 20: OPERATING SEGMENTS
Our organizational structure consists of the following five operating segments: EMEA, Latin America, North America, Asia Pacific, and Bottling Investments. Our operating structure also includes Corporate, which consists of two components: (1) a center focusing on strategic initiatives, policy, governance and scaling global initiatives, and (2) a platform services organization supporting operating units, global marketing category leadership teams and the center by providing efficient and scaled global services and capabilities, including, but not limited to, transactional work, data management, consumer analytics, digital commerce and social/digital hubs.
Segment Products and Services
The business of our Company is primarily nonalcoholic beverages. Our geographic operating segments (EMEA, Latin America, North America and Asia Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our EMEA operating segment also includes the results of the Costa business (excluding the ready-to-drink business), regardless of the location of the retail stores. The results of Costa’s ready-to-drink business and the fees related to Monster are reported within the applicable geographic operating segments. Our Bottling Investments operating segment is composed of our consolidated bottling operations, regardless of the geographic location of the bottler. Our consolidated bottling operations derive the majority of their revenues from the manufacture and sale of finished beverages. Generally, finished product operations generate higher net operating revenues but lower gross profit margins than concentrate operations. Refer to Note 3.
The following table sets forth the percentage of total net operating revenues attributable to concentrate operations and finished product operations:

Year Ended December 31,	2025	2024	2023
Concentrate operations	59%	59%	58%
Finished product operations	41	41	42
Total	100%	100%	100%
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
Geographic and Customer Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2025	2024	2023
United States	$19,127	$18,362	$16,550
International	28,814	28,699	29,204
Net operating revenues	$47,941	$47,061	$45,754
For the year ended December 31, 2025, one bottler accounted for 10% of our net operating revenues, which are reflected in our EMEA and Asia Pacific operating segments. No bottlers or customers represented 10% or more of our net operating revenues for the years ended December 31, 2024 and 2023.
The following table provides information related to our property, plant and equipment — net (in millions):

December 31,	2025	2024
United States	$4,825	$4,364
International	4,788	5,939
Property, plant and equipment — net[1]	$9,613	$10,303
1Property, plant and equipment — net in India represented 17% and 13% of consolidated property, plant and equipment — net as of December 31, 2025 and 2024, respectively.

Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Year Ended December 31, 2025
Net operating revenues:
Third party	$10,833	$6,331	$19,579	$5,328	$5,726	$47,797	$144	$—	$47,941
Intersegment	680	3	7	310	9	1,009	—	(1,009)	—
Total net operating revenues	11,513	6,334	19,586	5,638	5,735	48,806	144	(1,009)	47,941
Cost of goods sold	3,294	1,109	9,438	1,788	3,948	19,577	(171)	(1,009)	18,397
Selling, general and administrative expenses	3,921	1,439	4,118	1,767	1,361	12,606	1,915	—	14,521
Other operating charges	—	44	960	41	—	1,045	216	—	1,261
Operating income (loss)	$4,298	$3,742	$5,070	$2,042	$426	$15,578	$(1,816)	$—	$13,762
Interest income									786
Interest expense									1,654
Equity income (loss) — net									2,031
Other income (loss) — net									1,073
Income before income taxes									$15,998

Other segment information:
Capital expenditures	$237	$2	$669	$72	$547	$1,527	$585	$—	$2,112
Depreciation and amortization	173	32	326	47	313	891	159	—	1,050

Year Ended December 31, 2024
Net operating revenues:
Third party	$10,278	$6,471	$18,860	$5,127	$6,215	$46,951	$110	$—	$47,061
Intersegment	680	—	9	467	8	1,164	—	(1,164)	—
Total net operating revenues	10,958	6,471	18,869	5,594	6,223	48,115	110	(1,164)	47,061
Cost of goods sold	3,083	1,099	9,595	1,689	4,251	19,717	(229)	(1,164)	18,324
Selling, general and administrative expenses	3,620	1,454	3,958	1,749	1,476	12,257	2,325	—	14,582
Other operating charges	—	126	760	—	—	886	3,277	—	4,163
Operating income (loss)	$4,255	$3,792	$4,556	$2,156	$496	$15,255	$(5,263)	$—	$9,992
Interest income									988
Interest expense									1,656
Equity income (loss) — net									1,770
Other income (loss) — net									1,992
Income before income taxes									$13,086

Other segment information:
Capital expenditures	$222	$1	$602	$18	$734	$1,577	$487	$—	$2,064
Depreciation and amortization	181	29	325	45	319	899	176	—	1,075

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Year Ended December 31, 2023
Net operating revenues:
Third party	$10,152	$5,834	$16,965	$4,811	$7,852	$45,614	$140	$—	$45,754
Intersegment	686	—	8	731	8	1,433	—	(1,433)	—
Total net operating revenues	10,838	5,834	16,973	5,542	7,860	47,047	140	(1,433)	45,754
Cost of goods sold	2,970	1,040	8,791	1,644	5,615	20,060	(107)	(1,433)	18,520
Selling, general and administrative expenses	3,545	1,358	3,522	1,806	1,667	11,898	2,074	—	13,972
Other operating charges	—	—	26	35	—	61	1,890	—	1,951
Operating income (loss)	$4,323	$3,436	$4,634	$2,057	$578	$15,028	$(3,717)	$—	$11,311
Interest income									907
Interest expense									1,527
Equity income (loss) — net									1,691
Other income (loss) — net									570
Income before income taxes									$12,952

Other segment information:
Capital expenditures	$235	$1	$412	$23	$843	$1,514	$338	$—	$1,852
Depreciation and amortization	187	48	310	50	389	984	144	—	1,128
During 2025, 2024 and 2023, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during 2025, 2024 and 2023, our operating segments and Corporate were impacted by certain significant operating and nonoperating items. Refer to Note 18.
NOTE 21: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities was composed of the following (in millions):

Year Ended December 31,	2025	2024	2023
(Increase) decrease in trade accounts receivable	$334	$(295)	$(2)
(Increase) decrease in inventories	(154)	(520)	(597)
(Increase) decrease in prepaid expenses and other current assets and other noncurrent assets[1]	(388)	(5,667)	(323)
Increase (decrease) in accounts payable and accrued expenses[2]	(6,612)	1,134	841
Increase (decrease) in accrued income taxes	(558)	(823)	(578)
Increase (decrease) in other noncurrent liabilities	170	(63)	(187)
Net change in operating assets and liabilities	$(7,208)	$(6,234)	$(846)
1The increase in prepaid expenses and other current assets and other noncurrent assets in 2024 was primarily due to the IRS Tax Litigation Deposit. Refer to Note 12.
2The decrease in accounts payable and accrued expenses in 2025 was primarily due to the payment of the contingent consideration liability in conjunction with our acquisition of fairlife in 2020. Refer to Note 18.

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
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
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
Audit Committee’s Responsibility
The Audit Committee of our Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls along with auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee’s Report can be found in the Company’s 2026 Proxy Statement.

James Quincey	John Murphy
Chairman of the Board of Directors and Chief Executive Officer February 20, 2026	President and Chief Financial Officer February 20, 2026

Erin L. May
Senior Vice President, Controller and Chief Accounting Officer February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
As described in Note 12 and Note 15 to the Company’s consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2025, the gross amount of unrecognized tax benefits was $857 million.

Auditing the amount of unrecognized tax benefits associated with some of management’s uncertain tax positions was especially challenging due to the level of subjectivity and significant judgment associated with the recognition and measurement of the tax position.

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

Our audit procedures included, among others, evaluating the assumptions the Company used to assess some of its uncertain tax positions and related unrecognized tax benefit amounts by jurisdiction. We also tested the completeness and accuracy of the underlying data used in the identification and measurement of uncertain tax positions. We evaluated evidence of management’s assessment of specific uncertain tax positions, including inquiries of tax counsel, inspection of technical memos, and written representations of management. For certain assessments, we involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessments, including the assessments of whether the tax positions are more likely than not to be sustained, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosures of uncertain tax positions included in Note 12 and Note 15.

Valuation of trademarks with indefinite lives
Description of the Matter
Included in the Company’s consolidated financial statements are trademarks with indefinite lives of $12.5 billion as of December 31, 2025. As described in Note 1, management performs an annual impairment test of its indefinite-lived intangible assets, including trademarks with indefinite lives. Each impairment test may be qualitative or quantitative. Management performs their annual impairment tests as of June 28, 2025, and more frequently if events or circumstances indicate that assets might be impaired. The Company recorded an asset impairment charge of $960 million during the year ended December 31, 2025, related to their BodyArmor trademark in North America.

Auditing the valuation of certain indefinite-lived trademarks with indefinite lives involved complex judgment due to the significant estimation required by management in determining the fair value of the trademarks with indefinite lives. Significant assumptions used in certain of the Company’s trademark fair value estimates included revenues, royalty rates, long-term growth rates, and discount rates, as applicable.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s interim review of impairment indicators, interim impairment tests, and annual impairment tests for certain trademarks with indefinite lives. For example, we tested management’s risk assessment process to determine whether to perform a quantitative or qualitative test, management’s control over the evaluation of interim impairment indicators, and management’s review controls over certain of the valuation models and underlying assumptions used to develop such estimates.

We tested certain of the Company’s trademarks with indefinite lives based on our risk assessments. Our audit procedures included, among others, comparing significant judgmental inputs to observable third party and industry sources, and evaluating the reasonableness of management’s projected financial information by comparing to third party industry projections, third party economic growth projections, and other internal and external data. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value of certain of the Company’s trademarks with indefinite lives and also assessed the historical accuracy of management’s estimates. In addition, we involved specialists to assist in our evaluation of certain significant assumptions used in the Company’s valuation models. We also assessed the Company’s related disclosures of its valuation of trademarks with indefinite lives.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1921.
Atlanta, Georgia
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareowners and the Board of Directors of The Coca-Cola Company

Opinion on Internal Control Over Financial Reporting

We have audited The Coca-Cola Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Coca-Cola Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareowners' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
February 20, 2026

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2025 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, “Item 8. Financial Statements and Supplementary Data” in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025. See Item X. in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
(1)Financial Statements:
Consolidated Statements of Income — Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets — December 31, 2025 and 2024
Consolidated Statements of Cash Flows — Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
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

10.1
Performance Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020.*

10.1.1
Annual Incentive Plan of The Coca-Cola Company, as amended and restated as of January 1, 2022 — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2022.*

10.2
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 20, 2013 (the “1999 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.2.1
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated, effective February 20, 2013 (the “2008 Stock Option Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.3.1
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 18, 2009.*

10.3.2
Form of Stock Option Agreement for grants under the 2008 Stock Option Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 19, 2014 (the “1989 Restricted Stock Award Plan”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.4.1
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.2
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 20, 2013 — incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 20, 2013.*

10.4.3
Form of Restricted Stock Unit Agreement in connection with the 1989 Restricted Stock Award Plan, as adopted February 19, 2014 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 19, 2014.*

10.5
The Coca-Cola Company 2014 Equity Plan (the “2014 Equity Plan”), as amended and restated as of February 17, 2016 — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.1
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.2
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 18, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2015.*

10.5.3
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.4
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2016 — incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 17, 2016.*

10.5.5
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 —incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.6
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.7
Form of Restricted Stock Unit Agreement-Retention Award for grants under the 2014 Equity Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.8
Clawback Policy for Awards under The Coca-Cola Company Performance Incentive Plan, as adopted February 15, 2017 — incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 15, 2017.*

10.5.9
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.10
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2018 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.5.11
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.12
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.13
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 20, 2019 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.*

10.5.14
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.15
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 —incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.16
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 19, 2020 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2020.*

10.5.17
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of January 1, 2021 — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 10, 2020.*

10.5.18
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.19
Form of Performance Share (Emerging Stronger) Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.20
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.21
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 17, 2021 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2021.*

10.5.22
The Coca-Cola Company 2014 Equity Plan, as amended and restated as of February 16, 2022 — incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022.*

10.5.23
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.24
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.25
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 16, 2022 — incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 16, 2022.*

10.5.26
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.27
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.28
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 15, 2023 — incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

10.5.29
Form of Performance Share Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.30
Form of Restricted Stock Unit Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.31
Form of Stock Option Agreement for grants under the 2014 Equity Plan, as adopted February 14, 2024 — incorporated by reference to Exhibit 10.5.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.5.32
Supplemental Award Notification — 2022 and 2023 Performance Share Units under the 2014 Equity Plan — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2024.*

10.5.33
Supplemental Award Notification — 2022 and 2023 Restricted Stock Units under the 2014 Equity Plan — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2024.*

10.6	The Coca-Cola Company 2024 Equity Plan (the “2024 Equity Plan”) — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2024.*
10.6.1
Form of Performance Share Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.6.2
Form of Restricted Stock Unit Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.6.3
Form of Stock Option Agreement for grants under the 2024 Equity Plan, as adopted May 1, 2024 — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2024.*

10.7
The Coca-Cola Company Supplemental Pension Plan, amended and restated effective January 1, 2010 (the “Supplemental Pension Plan”) — incorporated herein by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.7.1
Amendment One to the Supplemental Pension Plan, effective December 31, 2012, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.7.2
Amendment Two to the Supplemental Pension Plan, effective April 1, 2013, dated March 19, 2013 — incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.*

10.7.3
Amendment Three to the Supplemental Pension Plan, effective January 1, 2010, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.9.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.*

10.7.4
Amendment Four to the Supplemental Pension Plan, effective June 1, 2017, dated June 29, 2017 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017.*

10.7.5
Amendment Five to the Supplemental Pension Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.7.6
Amendment Six to the Supplemental Pension Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.8.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.7.7
Amendment Seven to the Supplemental Pension Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.7.8
Amendment Eight to the Supplemental Pension Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.7.9
Amendment Nine to the Supplemental Pension Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.6.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.8
The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), amended and restated effective January 1, 2012, dated December 17, 2011 — incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.8.1
Amendment One to The Coca-Cola Company Supplemental 401(k) Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.8.2
Amendment Two to The Coca-Cola Company Supplemental 401(k) Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.8.3
Amendment Three to The Coca-Cola Company Supplemental 401(k) Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.8.4
Amendment Four to The Coca-Cola Company Supplemental 401(k) Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.9
The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012 (the “Supplemental Cash Balance Plan”) — incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.9.1
Amendment One to the Supplemental Cash Balance Plan, dated December 6, 2012 — incorporated herein by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.9.2
Amendment Two to the Supplemental Cash Balance Plan, dated June 15, 2015 — incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2015.*

10.9.3
Amendment Three to the Supplemental Cash Balance Plan, dated March 23, 2018 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2018.*

10.9.4
Amendment Four to the Supplemental Cash Balance Plan, dated December 9, 2020 — incorporated herein by reference to Exhibit 10.11.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.*

10.9.5
Amendment Five to the Supplemental Cash Balance Plan, dated June 15, 2022 — incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022.*

10.9.6
Amendment Six to the Supplemental Cash Balance Plan, dated August 9, 2022 — incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*

10.9.7
Amendment Seven to the Supplemental Cash Balance Plan, dated December 7, 2023 — incorporated herein by reference to Exhibit 10.8.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.*

10.10
The Coca-Cola Company Directors’ Plan, amended and restated on December 13, 2012, effective January 1, 2013 — incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.10.1
The Coca-Cola Company Directors’ Plan, amended and restated on February 21, 2019, effective April 24, 2019 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019.*

10.10.2
The Coca-Cola Company Directors’ Plan, amended and restated on October 17, 2019, effective January 1, 2020 — incorporated herein by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.10.3
The Coca-Cola Company Directors’ Plan, as amended and restated, effective June 1, 2025 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2025.*

10.11
Deferred Compensation Plan of the Company, as amended and restated January 1, 2024 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024.*

10.12
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.*

10.13
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 (the “Benefits Plan for Members of the Board of Directors”) — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.13.1
Amendment Number One to the Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.*

10.14
The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2025 — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2025*

10.15
Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 18, 2005.

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

10.20.1	First Amendment to The Coca-Cola Export Corporation Mobile Employees Retirement Plan, effective January 1, 2012, dated November 17, 2025.*
10.21	Letter, dated May 18, 2016, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2016.*
10.21.1	Letter, dated October 18, 2018, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.21.2	Letter, dated July 21, 2022, from the Company to Brian J. Smith — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2022.*

10.22	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 14, 2012.*
10.23	Letter, dated April 24, 2014, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014.*
10.23.1	Letter, dated March 22, 2017, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2017.*
10.23.2	Letter, dated October 17, 2018, from the Company to Kathy N. Waller — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2018.*
10.24	Letter, dated February 19, 2015, from the Company to Ed Hays — incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015.*
10.25	Letter, dated August 12, 2015, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2015.*
10.25.1	Letter, dated April 27, 2017, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 28, 2017.*
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

10.44.1	Letter, dated May 1, 2024, from the Company to Erin “Ellie” May — incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2024.*
10.45
Letter, dated July 17, 2025, from the Company to Luisa Ortega — incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 26, 2025.*

19	The Coca-Cola Company Global Insider Trading Compliance Policy.
21.1	List of subsidiaries of the Company as of December 31, 2025.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James Quincey, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
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

101
The following financial information from The Coca-Cola Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets as of December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Shareowners’ Equity for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

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

THE COCA-COLA COMPANY
(Registrant)

By:	/s/ JAMES QUINCEY
James Quincey Chairman of the Board of Directors and Chief Executive Officer
	Date:	February 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JAMES QUINCEY	/s/ JOHN MURPHY
James Quincey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	John Murphy President and Chief Financial Officer (Principal Financial Officer)

February 20, 2026	February 20, 2026

/s/ ERIN L. MAY
Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 20, 2026

*	*
Herb Allen Director	Christopher C. Davis Director

February 20, 2026	February 20, 2026

*	*
Bela Bajaria Director	Carolyn Everson Director

February 20, 2026	February 20, 2026

*	*
Ana Botín Director	Thomas S. Gayner Director

February 20, 2026	February 20, 2026

*	*
Maria Elena Lagomasino Director	Caroline J. Tsay Director

February 20, 2026	February 20, 2026

*	*
Max Levchin Director	David B. Weinberg Director

February 20, 2026	February 20, 2026

*
Amity Millhiser Director

February 20, 2026

*By:	/s/ JENNIFER D. MANNING
Jennifer D. Manning Attorney-in-fact

February 20, 2026