Form 10-Q
period 2026-04-03
COCA COLA CO
filed 2026-04-30
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of April 28, 2026
$0.25 Par Value	4,302,482,418

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause our Company’s actual results to differ materially from historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the possibility that the assumptions used to calculate our estimated aggregate incremental tax and interest liability related to the potential unfavorable outcome of the ongoing tax dispute with the United States Internal Revenue Service could significantly change; those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025; and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended
	April 3, 2026	March 28, 2025
Net Operating Revenues	$12,472	$11,129
Cost of goods sold	4,620	4,163
Gross Profit	7,852	6,966
Selling, general and administrative expenses	3,472	3,234
Other operating charges	21	73
Operating Income	4,359	3,659
Interest income	222	180
Interest expense	375	387
Equity income (loss) — net	384	351
Other income (loss) — net	21	254
Income Before Income Taxes	4,611	4,057
Income taxes	645	722
Consolidated Net Income	3,966	3,335
Less: Net income (loss) attributable to noncontrolling interests	42	5
Net Income Attributable to Shareowners of The Coca-Cola Company	$3,924	$3,330
Basic Net Income Per Share[1]	$0.91	$0.77
Diluted Net Income Per Share[1]	$0.91	$0.77
Average Shares Outstanding — Basic	4,302	4,302
Effect of dilutive securities	12	11
Average Shares Outstanding — Diluted	4,314	4,313
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	April 3, 2026	March 28, 2025
Consolidated Net Income	$3,966	$3,335
Other Comprehensive Income:
Net foreign currency translation adjustments	(42)	619
Net gains (losses) on derivatives	71	(257)
Net change in unrealized gains (losses) on available-for-sale debt securities	(11)	13
Net change in pension and other postretirement benefit liabilities	29	19
Total Comprehensive Income	4,013	3,729
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	38
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$4,015	$3,691
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	April 3, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$10,574	$10,270
Short-term investments	509	3,602
Total Cash, Cash Equivalents and Short-Term Investments	11,083	13,872
Marketable securities	2,737	1,934
Trade accounts receivable, less allowances of $489 and $495, respectively	3,675	3,038
Inventories	4,730	4,425
Prepaid expenses and other current assets	2,953	2,433
Assets held for sale	5,212	5,342
Total Current Assets	30,390	31,044
Equity method investments	20,403	20,235
Deferred income tax assets	1,141	1,206
Property, plant and equipment, less accumulated depreciation of $9,202 and $9,119, respectively	9,522	9,613
Trademarks with indefinite lives	12,463	12,531
Goodwill	15,411	15,491
Other noncurrent assets	14,887	14,696
Total Assets	$104,217	$104,816
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$14,409	$14,813
Loans and notes payable	332	1,551
Current maturities of long-term debt	4,493	1,822
Accrued income taxes	717	525
Liabilities held for sale	2,427	2,570
Total Current Liabilities	22,378	21,281
Long-term debt	39,065	42,119
Other noncurrent liabilities	4,425	4,735
Deferred income tax liabilities	2,615	2,406
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	20,634	20,581
Reinvested earnings	82,026	80,382
Accumulated other comprehensive income (loss)	(14,040)	(14,131)
Treasury stock, at cost — 2,737 and 2,738 shares, respectively	(56,747)	(56,423)
Equity Attributable to Shareowners of The Coca-Cola Company	33,633	32,169
Equity attributable to noncontrolling interests	2,101	2,106
Total Equity	35,734	34,275
Total Liabilities and Equity	$104,217	$104,816
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	April 3, 2026	March 28, 2025
Operating Activities
Consolidated net income	$3,966	$3,335
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	264	267
Stock-based compensation expense	56	63
Deferred income taxes	205	95
Equity (income) loss — net of dividends	(375)	(264)
Foreign currency adjustments	33	50
Significant (gains) losses — net	10	(331)
Other operating charges	10	—
Other items	115	104
Net change in operating assets and liabilities	(2,263)	(8,521)
Net Cash Provided by (Used in) Operating Activities	2,021	(5,202)
Investing Activities
Purchases of investments	(1,459)	(2,507)
Proceeds from disposals of investments	3,503	1,005
Acquisitions of businesses, equity method investments and nonmarketable securities	(37)	(42)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	—	748
Purchases of property, plant and equipment	(266)	(309)
Proceeds from disposals of property, plant and equipment	2	8
Collateral (paid) received associated with hedging activities — net	(20)	(15)
Other investing activities	23	45
Net Cash Provided by (Used in) Investing Activities	1,746	(1,067)
Financing Activities
Issuances of loans, notes payable and long-term debt	—	5,436
Payments of loans, notes payable and long-term debt	(1,262)	(1,599)
Issuances of stock	155	159
Purchases of stock for treasury	(477)	(370)
Dividends	(2,281)	(89)
Other financing activities	(3)	(105)
Net Cash Provided by (Used in) Financing Activities	(3,868)	3,432
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	86	163
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	(15)	(2,674)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,010	11,488
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	10,995	8,814
Less: Restricted cash and restricted cash equivalents at end of period	421	397
Cash and Cash Equivalents at End of Period	$10,574	$8,417
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2025. Certain other amounts in the prior years’ consolidated financial statements and notes have been revised to conform to the current year presentation.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2026 and the first quarter of 2025 ended on April 3, 2026 and March 28, 2025, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents or restricted cash equivalents, as applicable. Restricted cash and restricted cash equivalents generally consist of amounts held by our captive insurance companies, which are included in the line item other noncurrent assets in our consolidated balance sheet, and when applicable, cash and cash equivalents related to assets held for sale are included in the line item assets held for sale in our consolidated balance sheet. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our concentrations of credit risk. Refer to Note 2 for additional information on our assets held for sale and Note 4 for additional information on our captive insurance companies.
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	April 3, 2026	December 31, 2025
Cash and cash equivalents	$10,574	$10,270
Restricted cash and restricted cash equivalents	421	740
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,995	$11,010

	March 28, 2025	December 31, 2024
Cash and cash equivalents	$8,417	$10,828
Restricted cash and restricted cash equivalents	397	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$8,814	$11,488
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $37 million and $42 million during the three months ended April 3, 2026 and March 28, 2025, respectively. The activity during the three months ended April 3, 2026 and March 28, 2025 included $32 million and $30 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 for additional information on these investments.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $748 million during the three months ended March 28, 2025. In March 2025, the Company sold a portion of our ownership interest in Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $741 million and recognized a net gain of $331 million, which was recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
In October 2025, the Company entered into a definitive agreement to sell a portion of our interest in our bottling operations in Africa to Coca-Cola HBC AG (“CCHBC”), an equity method investee. Closing is subject to various regulatory approvals and is expected by the end of 2026, upon which we will deconsolidate these bottling operations. We have also agreed to a separate option arrangement for CCHBC to acquire the Company’s remaining 25% ownership interest within a six-year period from closing. As these operations met the criteria to be classified as held for sale, during the year ended December 31, 2025, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. This resulted in an impairment charge of $1,274 million, primarily due to the negative net foreign currency translation adjustments that will be reclassified to income upon sale. During the three months ended April 3, 2026, we recorded an additional impairment charge of $10 million based on management’s revised estimates. These charges were recorded in the line item other income (loss) — net in our consolidated statement of income.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

	April 3, 2026	December 31, 2025
Cash, cash equivalents and short-term investments	$172	$178
Trade accounts receivable, less allowances	363	389
Inventories	436	466
Prepaid expenses and other current assets	161	147
Equity method investments	6	5
Deferred income tax assets	46	46
Property, plant and equipment — net	1,953	1,964
Trademarks with indefinite lives	2	2
Goodwill	3,284	3,350
Other noncurrent assets	64	60
Allowance for reduction of assets held for sale	(1,275)	(1,265)
Assets held for sale	$5,212	$5,342
Accounts payable and accrued expenses	$668	$816
Loans and notes payable	169	187
Current maturities of long-term debt	398	398
Accrued income taxes	35	5
Long-term debt	838	850
Other noncurrent liabilities	148	154
Deferred income tax liabilities	171	160
Liabilities held for sale	$2,427	$2,570
NOTE 3: NET OPERATING REVENUES
The following table presents net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended April 3, 2026
Concentrate operations	$2,188	$5,197	$7,385
Finished product operations	2,557	2,530	5,087
Total	$4,745	$7,727	$12,472
Three Months Ended March 28, 2025
Concentrate operations	$1,975	$4,619	$6,594
Finished product operations	2,278	2,257	4,535
Total	$4,253	$6,876	$11,129
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
April 3, 2026
Marketable securities	$484	$—
Other noncurrent assets	2,397	43
Total equity securities	$2,881	$43
December 31, 2025
Marketable securities	$489	$—
Other noncurrent assets	2,100	44
Total equity securities	$2,589	$44
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Net gains (losses) recognized during the period related to equity securities	$(17)	$(15)
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	16	8
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$(33)	$(23)
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
April 3, 2026
Trading securities	$48	$1	$—	$49
Available-for-sale securities[1]	2,639	20	(78)	2,581
Total debt securities	$2,687	$21	$(78)	$2,630
December 31, 2025
Trading securities	$49	$1	$—	$50
Available-for-sale securities[1]	1,816	23	(65)	1,774
Total debt securities	$1,865	$24	$(65)	$1,824
1 The estimated fair value as of April 3, 2026 includes $2,015 million of Brazilian government bonds with a cost of $2,075 million and gross unrealized losses of $60 million and, as of December 31, 2025, includes $1,207 million of Brazilian government bonds with a cost of $1,255 million, gross unrealized gains of $1 million and gross unrealized losses of $49 million.
The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	April 3, 2026		December 31, 2025
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$49	$2,204	$50	$1,395
Other noncurrent assets	—	377	—	379
Total debt securities	$49	$2,581	$50	$1,774

The contractual maturities of these available-for-sale debt securities as of April 3, 2026 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$363	$363
After 1 year through 5 years	2,061	2,011
After 5 years through 10 years	39	44
After 10 years	176	163
Total	$2,639	$2,581
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
Gross gains	$1	$1
Gross losses	(1)	(2)
Proceeds	197	137
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,667 million and $2,356 million as of April 3, 2026 and December 31, 2025, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	April 3, 2026	December 31, 2025
Raw materials and packaging	$2,959	$2,708
Finished goods	1,420	1,375
Other	351	342
Total inventories	$4,730	$4,425

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	April 3, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$170	$125
Foreign currency contracts	Other noncurrent assets	64	31
Interest rate contracts	Other noncurrent assets	132	142
Total assets		$366	$298
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$136	$205
Foreign currency contracts	Other noncurrent liabilities	33	28
Commodity contracts	Accounts payable and accrued expenses	26	9
Interest rate contracts	Accounts payable and accrued expenses	40	17
Interest rate contracts	Other noncurrent liabilities	717	700
Total liabilities		$952	$959
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
2Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	April 3, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$129	$115
Foreign currency contracts	Other noncurrent assets	18	18
Foreign currency contracts	Assets held for sale	2	—
Commodity contracts	Prepaid expenses and other current assets	78	7
Commodity contracts	Other noncurrent assets	2	—
Commodity contracts	Assets held for sale	10	3
Other derivative instruments	Prepaid expenses and other current assets	5	—
Total assets		$244	$143
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$76	$66
Foreign currency contracts	Other noncurrent liabilities	7	5
Foreign currency contracts	Liabilities held for sale	2	5
Commodity contracts	Accounts payable and accrued expenses	2	10
Commodity contracts	Other noncurrent liabilities	—	1
Commodity contracts	Liabilities held for sale	—	1
Other derivative instruments	Accounts payable and accrued expenses	2	2
Total liabilities		$89	$90
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $10,447 million and $9,760 million as of April 3, 2026 and December 31, 2025, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into income for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both April 3, 2026 and December 31, 2025.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $33 million and $53 million as of April 3, 2026 and December 31, 2025, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $778 million and $1,786 million as of April 3, 2026 and December 31, 2025, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and income (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended April 3, 2026
Foreign currency contracts	$53	Net operating revenues	$(71)
Foreign currency contracts	11	Cost of goods sold	2
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(9)	Other income (loss) — net	(12)
Commodity contracts	(12)	Cost of goods sold	5
Interest rate contracts	(2)	Interest expense	(1)
Total	$41		$(78)
Three Months Ended March 28, 2025
Foreign currency contracts	$(269)	Net operating revenues	$41
Foreign currency contracts	(7)	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(4)	Other income (loss) — net	24
Commodity contracts	3	Cost of goods sold	3
Interest rate contracts	—	Interest expense	(1)
Total	$(277)		$69
As of April 3, 2026, the Company estimates that it will reclassify into income during the next 12 months net losses of $97 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,501 million and $13,674 million as of April 3, 2026 and December 31, 2025, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on income (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		April 3, 2026	March 28, 2025
Interest rate contracts	Interest expense	$(49)	$80
Fixed-rate debt	Interest expense	57	(76)
Net impact of fair value hedging instruments		$8	$4

The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	April 3, 2026	December 31, 2025	April 3, 2026	December 31, 2025	April 3, 2026	December 31, 2025
Current maturities of long-term debt	$3,187	$1,491	$(36)	$(10)	$3	$—
Long-term debt	9,718	11,648	(727)	(705)	85	97
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended
	April 3, 2026	December 31, 2025	April 3, 2026	March 28, 2025
Foreign currency contracts	$2,226	$1,067	$(1)	$(1)
Foreign currency denominated debt	14,705	14,998	294	(605)
Total	$16,931	$16,065	$293	$(606)
The Company did not reclassify any gains or losses during the three months ended April 3, 2026, nor the three months ended March 28, 2025. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $10,207 million and $9,744 million as of April 3, 2026 and December 31, 2025, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $528 million and $482 million as of April 3, 2026 and December 31, 2025, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on income (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		April 3, 2026	March 28, 2025
Foreign currency contracts	Net operating revenues	$(39)	$(71)
Foreign currency contracts	Cost of goods sold	6	21
Foreign currency contracts	Other income (loss) — net	25	29
Commodity contracts	Cost of goods sold	67	4
Other derivative instruments	Selling, general and administrative expenses	—	1
Total		$59	$(16)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses and liabilities held for sale in our consolidated balance sheet, as applicable. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of April 3, 2026 and December 31, 2025, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,262 million and $1,363 million, respectively. As of April 3, 2026 and December 31, 2025, these amounts included $32 million and $37 million, respectively, of confirmed obligations outstanding related to our bottling operations in Africa that are currently held for sale. Refer to Note 2.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of April 3, 2026 and December 31, 2025, we had $250 million and $1,495 million, respectively, in outstanding commercial paper borrowings.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of April 3, 2026, we were contingently liable for guarantees of indebtedness owed by third parties of $837 million, of which $63 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended April 3, 2026 and March 28, 2025, the Company recorded net interest income of $55 million and $53 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of April 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 3, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of April 3, 2026 to $520 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $457 million as of April 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $159 million and $155 million as of April 3, 2026 and December 31, 2025, respectively.
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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	April 3, 2026	December 31, 2025
Net foreign currency translation adjustments	$(12,671)	$(12,673)
Accumulated net gains (losses) on derivatives	(173)	(244)
Unrealized net gains (losses) on available-for-sale debt securities	(37)	(26)
Adjustments to pension and other postretirement benefit liabilities	(1,159)	(1,188)
Accumulated other comprehensive income (loss)	$(14,040)	$(14,131)

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Three Months Ended April 3, 2026
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$3,924	$42	$3,966
Other comprehensive income:
Net foreign currency translation adjustments	2	(44)	(42)
Net gains (losses) on derivatives[1]	71	—	71
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(11)	—	(11)
Net change in pension and other postretirement benefit liabilities	29	—	29
Total comprehensive income (loss)	$4,015	$(2)	$4,013
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended April 3, 2026	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$250	$20	$270
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(490)	—	(490)
Gains (losses) on net investment hedges arising during the period[1]	293	(71)	222
Net foreign currency translation adjustments	$53	$(51)	$2
Derivatives:
Gains (losses) arising during the period	$22	$(10)	$12
Reclassification adjustments recognized in net income	78	(19)	59
Net gains (losses) on derivatives[1]	$100	$(29)	$71
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(15)	$4	$(11)
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(15)	$4	$(11)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$14	$(1)	$13
Reclassification adjustments recognized in net income	21	(5)	16
Net change in pension and other postretirement benefit liabilities	$35	$(6)	$29
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$173	$(82)	$91
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended March 28, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$8	$(9)	$(1)
Reclassification adjustments recognized in net income	34	(2)	32
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,010	—	1,010
Gains (losses) on net investment hedges arising during the period[1]	(606)	151	(455)
Net foreign currency translation adjustments	$446	$140	$586
Derivatives:
Gains (losses) arising during the period	$(274)	$69	$(205)
Reclassification adjustments recognized in net income	(69)	17	(52)
Net gains (losses) on derivatives[1]	$(343)	$86	$(257)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$16	$(4)	$12
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$17	$(4)	$13
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(17)	$10	$(7)
Reclassification adjustments recognized in net income	33	(7)	26
Net change in pension and other postretirement benefit liabilities	$16	$3	$19
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$136	$225	$361
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

The following table presents the amounts and line items in our consolidated statement of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended April 3, 2026
Derivatives:
Foreign currency contracts	Net operating revenues	$71
Foreign currency and commodity contracts	Cost of goods sold	(7)
Foreign currency and interest rate contracts	Interest expense	2
Foreign currency contracts	Other income (loss) — net	12
	Income before income taxes	78
	Income taxes	(19)
	Consolidated net income	$59
Pension and other postretirement benefit liabilities:
Amortization of net actuarial loss (gain)	Other income (loss) — net	$21
	Income before income taxes	21
	Income taxes	(5)
	Consolidated net income	$16
NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended April 3, 2026	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2025	4,302	$34,275	$80,382	$(14,131)	$1,760	$20,581	$(56,423)	$2,106
Comprehensive income (loss)	—	4,013	3,924	91	—	—	—	(2)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.53 per share)	—	(2,280)	(2,280)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(3)	—	—	—	—	—	(3)
Purchases of treasury stock	(5)	(361)	—	—	—	—	(361)	—
Impact related to stock-based compensation plans	6	90	—	—	—	53	37	—
April 3, 2026	4,303	$35,734	$82,026	$(14,040)	$1,760	$20,634	$(56,747)	$2,101

			Shareowners of The Coca-Cola Company
Three Months Ended March 28, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2024	4,302	$26,372	$76,054	$(16,843)	$1,760	$19,801	$(55,916)	$1,516
Comprehensive income (loss)	—	3,729	3,330	361	—	—	—	38
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,195)	(2,195)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(2)	—	—	—	—	—	(2)
Purchases of treasury stock	(4)	(279)	—	—	—	—	(279)	—
Impact related to stock-based compensation plans	6	129	—	—	—	72	57	—
March 28, 2025	4,304	$27,754	$77,189	$(16,482)	$1,760	$19,873	$(56,138)	$1,552
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended April 3, 2026, the Company recorded other operating charges of $21 million. These charges included $10 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $4 million related to North America modernization initiatives, $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021 and $3 million related to tax litigation expense.
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
Refer to Note 9 for additional information on the tax litigation.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended April 3, 2026 and March 28, 2025, the Company recorded net charges of $33 million and $8 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended April 3, 2026, the Company recognized a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded an impairment charge of $10 million related to our bottling operations in Africa, which are held for sale.
During the three months ended March 28, 2025, the Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, an impairment charge of $25 million related to an equity method investee in Latin America and a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 for additional information on our bottling operations in Africa and the sale of our ownership interest in CCEP. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 13 for additional information on the non-U.S. pension curtailment and special termination benefits. Refer to Note 15 for additional information on the impairment charges.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Service cost	$26	$26	$1	$1
Interest cost	76	75	2	3
Expected return on plan assets[1]	(98)	(104)	(1)	(1)
Amortization of prior service cost (credit)	1	—	(1)	(1)
Amortization of net actuarial loss (gain)	21	25	—	—
Curtailment loss (gain)[2]	—	11	—	—
Special termination benefits[2]	—	25	—	—
Net periodic benefit cost (income)	$26	$58	$1	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2026 net periodic benefit cost (income) were 6.25% for pension plans and 6.75% for other postretirement benefit plans.
2The curtailment loss and special termination benefits were primarily related to the benefit uplifts provided by the Company to active participants pursuant to the group annuity purchase (“buy-in”) for a non-U.S. defined benefit plan. The Company intends to convert the buy-in to a buy-out in the future, at which time the insurer would assume full responsibility for the plan obligations.
All of the amounts in the table above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the three months ended April 3, 2026, the Company contributed $9 million to our pension trusts. We anticipate making additional contributions of approximately $18 million during the remainder of 2026. The Company contributed $11 million to our pension trusts, offset by a $61 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the three months ended March 28, 2025.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $645 million (14.0% effective tax rate) and $722 million (17.8% effective tax rate) during the three months ended April 3, 2026 and March 28, 2025, respectively.
The Company’s effective tax rates for the three months ended April 3, 2026 and March 28, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rate for the three months ended April 3, 2026 included $279 million of net tax benefits related to various discrete tax items, including net interest income of $55 million related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy, and a tax benefit of $194 million, primarily related to return to provision adjustments.
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
During the three months ended April 3, 2026, the Company invested $32 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three months ended April 3, 2026, the Company received tax credits and other income tax benefits of $3 million and recognized amortization expense of $2 million related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three months ended April 3, 2026.
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

As of April 3, 2026 and December 31, 2025, the carrying values of these investments were $30 million and $32 million, respectively. The Company has no unfunded commitments related to these investments as of April 3, 2026. The Company recorded $32 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheet as of December 31, 2025.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 9.
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

April 3, 2026	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,131	$493	$70	$187	$—		$2,881
Debt securities[1]	—	2,630	—	—	—		2,630
Derivatives[2]	—	610	—	—	(506)	[5]	104	[7]
Total assets	$2,131	$3,733	$70	$187	$(506)		$5,615
Liabilities:
Derivatives[2]	$26	$1,015	$—	$—	$(999)	[6]	$42	[7]
Total liabilities	$26	$1,015	$—	$—	$(999)		$42
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
5The Company is obligated to return $60 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $551 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $12 million in the line item assets held for sale, $92 million in the line item other noncurrent assets, $2 million in the line item liabilities held for sale and $40 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
5The Company was obligated to return $48 million in cash collateral it had netted against its derivative position.
6The Company had the right to reclaim $597 million in cash collateral it had netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $3 million in the line item assets held for sale, $35 million in the line item other noncurrent assets, $5 million in the line item liabilities held for sale and $90 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 3, 2026. Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the remeasurement of the fairlife contingent consideration liability, were not significant for the three months ended March 28, 2025. Refer to Note 12 for additional information on the fairlife contingent consideration liability.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 3, 2026 and March 28, 2025.
Nonrecurring Fair Value Measurements
During the three months ended April 3, 2026, the Company recorded an impairment charge of $10 million related to our bottling operations in Africa, which are held for sale, based on Level 3 inputs. Refer to Note 2. During the three months ended March 28, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. These charges were recorded in the line item other income (loss) — net in our consolidated statements of income.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of April 3, 2026, the carrying value and fair value of our long-term debt, including the current portion, were $43,558 million and $40,088 million, respectively. As of December 31, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $43,941 million and $39,385 million, respectively.

NOTE 16: OPERATING SEGMENTS
Our organizational structure consists of the following five operating segments: Europe, Middle East and Africa (“EMEA”), Latin America, North America, Asia Pacific, and Bottling Investments. Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Three Months Ended April 3, 2026
Net operating revenues:
Third party	$2,807	$1,678	$4,891	$1,426	$1,638	$12,440	$32	$—	$12,472
Intersegment	205	—	2	82	2	291	—	(291)	—
Total net operating revenues	3,012	1,678	4,893	1,508	1,640	12,731	32	(291)	12,472
Cost of goods sold	769	274	2,332	517	1,111	5,003	(92)	(291)	4,620
Selling, general and administrative expenses	984	366	951	455	338	3,094	378	—	3,472
Other operating charges	—	—	4	—	—	4	17	—	21
Operating income (loss)	$1,259	$1,038	$1,606	$536	$191	$4,630	$(271)	$—	$4,359
Interest income									222
Interest expense									375
Equity income (loss) — net									384
Other income (loss) — net									21
Income before income taxes									$4,611

Other segment information:
Capital expenditures	$53	$—	$83	$1	$74	$211	$55	$—	$266
Depreciation and amortization	48	8	99	11	83	249	15	—	264
Three Months Ended March 28, 2025
Net operating revenues:
Third party	$2,481	$1,477	$4,359	$1,325	$1,461	$11,103	$26	$—	$11,129
Intersegment	176	—	2	96	2	276	—	(276)	—
Total net operating revenues	2,657	1,477	4,361	1,421	1,463	11,379	26	(276)	11,129
Cost of goods sold	759	274	2,106	390	1,010	4,539	(100)	(276)	4,163
Selling, general and administrative expenses	833	299	914	407	334	2,787	447	—	3,234
Other operating charges	—	—	—	—	—	—	73	—	73
Operating income (loss)	$1,065	$904	$1,341	$624	$119	$4,053	$(394)	$—	$3,659
Interest income									180
Interest expense									387
Equity income (loss) — net									351
Other income (loss) — net									254
Income before income taxes									$4,057

Other segment information:
Capital expenditures	$41	$—	$115	$1	$105	$262	$47	$—	$309
Depreciation and amortization	44	7	81	12	76	220	47	—	267
Effective March 31, 2026, our Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our CODM.

During the three months ended April 3, 2026 and March 28, 2025, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during the three months ended April 3, 2026 and March 28, 2025, our operating segments and Corporate were impacted by certain significant operating and nonoperating items. Refer to Note 12.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Equity Method Investments and Indefinite-Lived Intangible Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries and territories in which we operate, particularly in developing and emerging markets. Refer to the headings “Item 1A. Risk Factors” in Part I and “Our Business — Challenges and Risks” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the heading “Operations Review” below, for additional information related to our present business environment. As a result, management must make numerous assumptions, which involve a significant amount of judgment, when performing impairment tests of equity method investments and indefinite-lived intangible assets in various regions around the world. The performance of impairment tests involves critical accounting estimates. These estimates require significant management judgment and include inherent uncertainties. Factors that management must estimate include, among others, the economic lives of the assets, sales volume, pricing, royalty rates, cost of raw materials, delivery costs, long-term growth rates, discount rates, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. The variability of these factors depends on a number of conditions, and thus our accounting estimates may change from period to period. These factors are even more difficult to estimate given the highly volatile global financial markets. As these factors are often interdependent and may not change in isolation, we do not believe it is practicable or meaningful to present the impact of changing a single factor.
During the three months ended December 31, 2025, the operating results related to our BodyArmor sports performance and hydration beverage business, combined with lower expectations of future performance compared to the original forecasts, triggered the need to update the Company’s impairment analysis, including a reassessment of the business projections for the trademark. Based on this assessment, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $960 million. The decrease in fair value was primarily driven by the revised projections of future operating results, including a slowing of the projected long-term growth rate for the category, an intensifying competitive environment, and more focused innovation and international rollout plans. The remaining carrying value of the trademark is $2,440 million. As of April 3, 2026, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change, causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
Unit case volume growth is a key metric used by management to evaluate the Company’s performance because it measures demand for our products at the consumer level. The Company’s unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (“Coca-Cola system”) to customers or consumers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading “Beverage Volume” below.

Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. For our Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers. Refer to the heading “Beverage Volume” below.
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
In May 2025, the Company refranchised our bottling operations in certain territories in India. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three months ended April 3, 2026. Additionally, in October 2025, the Company sold our finished product operations in Nigeria. The impact of this sale has been included as a divestiture in our analysis of net operating revenues on a consolidated basis as well as for the EMEA operating segment for the three months ended April 3, 2026.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2026 versus 2025
	Three Months Ended April 3, 2026
	Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	3%		8%
EMEA	2		5
Latin America	1		7
North America	4		11
Asia Pacific	5		10
Bottling Investments	1	[5]	N/A
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
4Concentrate sales volume represents the amount of concentrates, syrups, source waters and powders/minerals (in all instances expressed in unit case equivalents) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. For Costa non-ready-to-drink beverage products, concentrate sales volume represents the amount of beverages, primarily measured in number of transactions (in all instances expressed in unit case equivalents), sold by the Company to customers or consumers and is not based on average daily sales. Each of our quarters, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. As a result, the first quarter of 2026 had six additional days when compared to the first quarter of 2025, and the fourth quarter of 2026 will have six fewer days when compared to the fourth quarter of 2025.
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three months ended April 3, 2026 increased 4%.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Unit case volume in EMEA increased 2%, which included 4% growth in both sparkling flavors and water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 15% decline in juice, value-added dairy and plant-based beverages, which was primarily driven by the impact of the sale of our finished product operations in Nigeria. Unit case volume in Trademark Coca-Cola was even. The operating segment’s volume performance included an increase in unit case volume of 3% in the Africa operating unit, 2% in the Eurasia and Middle East operating unit and 1% in the Europe operating unit.
Unit case volume in Latin America increased 1%, which included 3% growth in water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks. Unit case volume in Trademark Coca-Cola and in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 2% growth in Brazil, partially offset by declines of 5% in Argentina and 1% in Mexico.
Unit case volume in North America increased 4%, which included 5% growth in both Trademark Coca-Cola and water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks. Unit case volume in juice, value-added dairy and plant-based beverages was even.

Unit case volume in Asia Pacific increased 5%, which included 8% growth in water, sports, coffee and tea, 5% growth in Trademark Coca-Cola, 4% growth in sparkling flavors, 2% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 8% growth in the Greater China and Mongolia operating unit, 5% growth in both the India and Southwest Asia operating unit and the Japan and South Korea operating unit and 3% growth in the ASEAN and South Pacific operating unit.
Unit case volume for Bottling Investments increased 1%, primarily driven by growth in Africa, partially offset by the impact of refranchising certain territories of our bottling operations in India.
Concentrate Sales Volume
During the three months ended April 3, 2026, worldwide concentrate sales volume increased 8% and unit case volume increased 3% compared to the three months ended March 28, 2025. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2026 had six additional days when compared to the first quarter of 2025, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We expect the differences between concentrate sales volume and unit case volume growth rates to be minimal on a full year basis.
Net Operating Revenues
During the three months ended April 3, 2026, net operating revenues were $12,472 million, compared to $11,129 million during the three months ended March 28, 2025, an increase of $1,343 million, or 12%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2026 versus 2025
	Volume[1]	Price/Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	8%	2%	3%	(1)%	12%
EMEA	5	5	6	(3)	13
Latin America	7	1	5	—	14
North America	11	1	—	—	12
Asia Pacific	10	(6)	2	—	6
Bottling Investments	11	(1)	4	(2)	12
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

Price/mix had a 2% favorable impact on our consolidated net operating revenues. Price/mix was impacted by a variety of factors and events including, but not limited to, the following:
•EMEA — favorable pricing initiatives, including inflationary pricing, and favorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•North America — favorable pricing initiatives, partially offset by unfavorable mix;
•Asia Pacific — unfavorable mix and affordability initiatives; and
•Bottling Investments — unfavorable mix, partially offset by favorable pricing initiatives.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted our consolidated net operating revenues by 3%. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, South African rand and British pound, which had a favorable impact on our EMEA, Latin America and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Turkish lira and Indian rupee, which had an unfavorable impact on our Latin America, EMEA, Asia Pacific and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 63.0% for the three months ended April 3, 2026, compared to 62.6% for the three months ended March 28, 2025. The increase was primarily due to the favorable impact of pricing initiatives and foreign currency exchange rate fluctuations, as well as the impact of the sale of our finished product operations in Nigeria, partially offset by higher commodity costs.
Selling, General and Administrative Expenses
During the three months ended April 3, 2026, selling, general and administrative expenses were $3,472 million, compared to $3,234 million during the three months ended March 28, 2025, an increase of $238 million, or 7%. The increase was primarily due to increased marketing spending, partially offset by lower annual incentive expense and the impact of the sale of our finished product operations in Nigeria.
During the three months ended April 3, 2026, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 4%. Advertising expenses for the three months ended April 3, 2026 and March 28, 2025 were $1,377 million and $1,089 million, respectively.

Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended
	April 3, 2026	March 28, 2025
EMEA	$—	$—
Latin America	—	—
North America	4	—
Asia Pacific	—	—
Bottling Investments	—	—
Corporate	17	73
Total	$21	$73
During the three months ended April 3, 2026, the Company recorded other operating charges of $21 million. These charges consisted of $10 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $4 million related to North America modernization initiatives, $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $3 million related to tax litigation expense.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended
	April 3, 2026	March 28, 2025
EMEA	28.9%	29.1%
Latin America	23.8	24.7
North America	36.8	36.7
Asia Pacific	12.3	17.1
Bottling Investments	4.4	3.2
Corporate	(6.2)	(10.8)
Total	100.0%	100.0%
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

Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended
	April 3, 2026	March 28, 2025
Consolidated	35.0%	32.9%
EMEA	44.8	42.9
Latin America	61.9	61.2
North America	32.8	30.8
Asia Pacific	37.6	47.1
Bottling Investments	11.7	8.1
Corporate	*	*
* Calculation is not meaningful.
During the three months ended April 3, 2026, operating income was $4,359 million, compared to $3,659 million during the three months ended March 28, 2025, an increase of $700 million, or 19%. The increase was driven by an increase in concentrate sales volume of 8%, favorable price/mix, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 4%, partially offset by increased marketing spending and higher commodity costs.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted consolidated operating income by 4% due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso and euro, which had a favorable impact on our Latin America and EMEA operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso and Turkish lira, which had an unfavorable impact on our Latin America and EMEA operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The EMEA operating segment reported operating income of $1,259 million and $1,065 million for the three months ended April 3, 2026 and March 28, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 5%, favorable price/mix and a favorable foreign currency exchange rate impact of 6%, partially offset by increased marketing spending and higher operating expenses.
Latin America reported operating income of $1,038 million and $904 million for the three months ended April 3, 2026 and March 28, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 7%, favorable price/mix, lower commodity costs and a favorable foreign currency exchange rate impact of 5%, partially offset by increased marketing spending.
Operating income for North America for the three months ended April 3, 2026 and March 28, 2025 was $1,606 million and $1,341 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 11%, favorable price/mix and lower operating expenses, partially offset by increased marketing spending and higher commodity costs.
Asia Pacific’s operating income for the three months ended April 3, 2026 and March 28, 2025 was $536 million and $624 million, respectively. The decrease in operating income was primarily driven by unfavorable price/mix, higher commodity costs and increased marketing spending, partially offset by an increase in concentrate sales volume of 10% and a favorable foreign currency exchange rate impact of 3%.
Bottling Investments’ operating income for the three months ended April 3, 2026 and March 28, 2025 was $191 million and $119 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 11%, lower commodity costs, lower operating expenses and a favorable foreign currency exchange rate impact of 12%, partially offset by unfavorable price/mix and the impact of refranchising certain territories of our bottling operations in India.
Corporate’s operating loss for the three months ended April 3, 2026 and March 28, 2025 was $271 million and $394 million, respectively. This decrease is primarily a result of lower annual incentive expense and lower other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have a favorable impact on our full year 2026 operating income.

Interest Income
During the three months ended April 3, 2026, interest income was $222 million, compared to $180 million during the three months ended March 28, 2025, an increase of $42 million, or 23%. The increase was primarily driven by higher average investment balances.
Interest Expense
During the three months ended April 3, 2026, interest expense was $375 million, compared to $387 million during the three months ended March 28, 2025, a decrease of $12 million, or 3%. The decrease was primarily due to lower average short-term debt balances.
Equity Income (Loss) — Net
During the three months ended April 3, 2026, equity income was $384 million, compared to equity income of $351 million during the three months ended March 28, 2025, an increase of $33 million, or 9%. This increase reflects, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year and a favorable foreign currency exchange rate impact. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain equity method investees in 2025, and a $25 million increase in net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended April 3, 2026, other income (loss) — net was income of $21 million. The Company recognized a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $33 million and net foreign currency exchange gains of $30 million. Other income (loss) — net also included $13 million of costs related to our trade accounts receivable factoring program and an impairment charge of $10 million related to our bottling operations in Africa, which are held for sale.
During the three months ended March 28, 2025, other income (loss) — net was income of $254 million. The Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, an impairment charge of $25 million related to an equity method investee in Latin America and a net loss of $19 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recognized net foreign currency exchange losses of $16 million, $24 million of costs related to our trade accounts receivable factoring program and dividend income of $55 million. Other income (loss) — net also included expense of $33 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on the sale of our ownership interest in CCEP. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charges.
Income Taxes
The Company recorded income taxes of $645 million (14.0% effective tax rate) and $722 million (17.8% effective tax rate) during the three months ended April 3, 2026 and March 28, 2025, respectively.
The Company’s effective tax rates for the three months ended April 3, 2026 and March 28, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rate for the three months ended April 3, 2026 included $279 million of net tax benefits related to various discrete tax items, including net interest income of $55 million related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statement of income, in accordance with our accounting policy, and a tax benefit of $194 million, primarily related to return to provision adjustments.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, including the impact of several countries enacting global minimum tax regulations, the Company’s effective tax rate in 2026 is expected to be approximately 19.9% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
In December 2021, the OECD issued Pillar Two model rules which would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring member states to incorporate similar provisions into their respective domestic laws. The directive requires, with certain limited exceptions, the rules to initially become effective for fiscal years starting on or after December 31, 2023. Numerous countries have enacted legislation that implemented certain aspects of Pillar Two effective January 1, 2024, or adopted legislation that became effective in 2025, while additional jurisdictions may enact similar legislation in the future. In June 2025, the Group of Seven (G7) released a statement announcing an understanding of a potential side-by-side system approach to the Pillar Two framework that would exclude U.S.-parented groups from certain Pillar Two provisions in recognition of existing U.S. minimum tax rules. In January 2026, the OECD issued further administrative guidance introducing a side‑by‑side framework under Pillar Two, largely exempting U.S.-headquartered companies from the application of Pillar Two. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance intended to adopt this side-by-side framework into law in each of the member countries. The Company will continue to monitor developments to determine any potential impact in the countries in which we operate.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $13.8 billion as of April 3, 2026. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $6.6 billion in unused backup lines of credit for general corporate purposes as of April 3, 2026. These backup lines of credit expire at various times through 2031.
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

The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $3,271 million and $5,034 million of trade accounts receivables under this program during the three months ended April 3, 2026 and March 28, 2025, respectively. The costs of factoring such receivables were $13 million and $24 million for the three months ended April 3, 2026 and March 28, 2025, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions, and using excess cash to repurchase shares over time. We currently expect 2026 capital expenditures to be approximately $2.2 billion. During 2026, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation.
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in the 3M case controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with IRC Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended April 3, 2026 and March 28, 2025, the Company recorded net interest income of $55 million and $53 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of April 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $457 million as of April 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three months ended April 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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

Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended April 3, 2026 was $2,021 million, and net cash used in operating activities during the three months ended March 28, 2025 was $5,202 million. The increase was primarily driven by strong cash operating results, a benefit of the trade accounts receivable factoring program in the current year, a favorable impact due to foreign currency exchange rate fluctuations, lower net interest payments and lower annual incentive payments. These items were partially offset by higher tax payments and unfavorable hedging activity.
Additionally, the activity in 2025 included $6,069 million of the $6,173 million final milestone payment for fairlife that was made during the three months ended March 28, 2025. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on our milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the three months ended April 3, 2026 was $1,746 million, and net cash used in investing activities during the three months ended March 28, 2025 was $1,067 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the three months ended April 3, 2026, purchases of investments were $1,459 million and proceeds from disposals of investments were $3,503 million, resulting in a net cash inflow of $2,044 million. During the three months ended March 28, 2025, purchases of investments were $2,507 million and proceeds from disposals of investments were $1,005 million, resulting in a net cash outflow of $1,502 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended April 3, 2026 and March 28, 2025, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $37 million and $42 million, respectively. The activity during the three months ended April 3, 2026 and March 28, 2025 included $32 million and $30 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on these investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the three months ended March 28, 2025, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $748 million, which primarily related to the sale of a portion of our ownership interest in CCEP. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the three months ended April 3, 2026 and March 28, 2025 were $266 million and $309 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended April 3, 2026 was $3,868 million, and net cash provided by financing activities during the three months ended March 28, 2025 was $3,432 million.
Loans, Notes Payable and Long-Term Debt
The Company made payments of debt of $1,262 million during the three months ended April 3, 2026, which consisted of $746 million of payments related to commercial paper and short-term debt with maturities of 90 days or less, $500 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $16 million.
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

Issuances of Stock
The issuances of stock during the three months ended April 3, 2026 and March 28, 2025 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the three months ended April 3, 2026, the total cash outflow for treasury stock purchases was $477 million. The Company repurchased 4.9 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $74.04 per share, for a total cost of $361 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the three months ended April 3, 2026 resulted in a net cash outflow of $322 million.
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
Dividends
During the three months ended April 3, 2026 and March 28, 2025, the Company paid dividends of $2,281 million and $89 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid substantially all of the 2025 first quarterly dividend in the second quarter and paid all of the 2026 first quarterly dividend in the first quarter.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.53 per share at its April 2026 meeting. This dividend is payable on July 1, 2026 to shareowners of record as of the close of business on June 15, 2026.
Other Financing Activities
During the three months ended April 3, 2026 and March 28, 2025, the total cash outflow for other financing activities was $3 million and $105 million, respectively. The cash outflow during the three months ended March 28, 2025 included $104 million of the $6,173 million final milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates increased our operating income for the three months ended April 3, 2026 by 4%.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have a favorable impact on operating income and cash flows from operating activities through the end of the year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three months ended April 3, 2026 and March 28, 2025, the Company recorded net interest income of $55 million and $53 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of April 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of April 3, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of April 3, 2026 to $520 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $457 million as of April 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three months ended April 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 3, 2026 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2026 through January 30, 2026	2,523,175	$70.62	2,520,600	64,428,144
January 31, 2026 through February 27, 2026	2,695,423	79.56	1,281,000	63,147,144
February 28, 2026 through April 3, 2026	1,082,612	76.71	1,080,304	62,066,840
Total	6,301,210	$75.49	4,881,904
1The total number of shares purchased includes: (1) shares purchased, if any, pursuant to the plan described in footnote 2 below and (2) shares surrendered, if any, to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.
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
Item 5. Other Information
During the fiscal quarter ended April 3, 2026, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Jennifer K. Mann, Executive Vice President and President, North America operating unit, adopted a Rule 10b5-1 trading arrangement on March 6, 2026 for the potential sale of up to 50,000 shares of common stock of the Company and the potential exercise of vested stock options and the associated sale of up to 273,984 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is March 5, 2027, or such earlier date upon which all transactions are completed.

James Quincey, Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement on March 5, 2026 for the potential exercise of vested stock options and the associated sale of up to 971,383 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is March 5, 2028, or such earlier date upon which all transactions are completed.
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

10.1	Letter, dated January 13, 2026, from the Company to Sedef Salingan Sahin.
10.2	Letter, dated January 13, 2026, from the Company to Claudia Lorenzo.
10.3	Letter, dated January 13, 2026, from the Company to Sanket Ray.
10.4	Letter, dated February 19, 2026, from the Company to Henrique Braun, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2026.
10.5	Letter, dated February 19, 2026, from the Company to James Quincey, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2026.
10.6	Form of Performance Share Agreement for grants under The Coca-Cola Company 2024 Equity Plan (the “2024 Equity Plan”), as adopted February 18, 2026.
10.7	Form of Restricted Stock Unit Agreement for grants under the 2024 Equity Plan, as adopted February 18, 2026.
10.8	Form of Stock Option Agreement for grants under the 2024 Equity Plan, as adopted February 18, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Henrique Braun, Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Henrique Braun, Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended April 3, 2026 and March 28, 2025; (ii) Consolidated Statements of Comprehensive Income for the three months ended April 3, 2026 and March 28, 2025; (iii) Consolidated Balance Sheets as of April 3, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the three months ended April 3, 2026 and March 28, 2025; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	April 30, 2026	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)