Form 10-Q
period 2026-07-03
COCA COLA CO
filed 2026-07-29
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of July 27, 2026
$0.25 Par Value	4,302,549,243

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net Operating Revenues	$13,380	$12,535	$25,852	$23,664
Cost of goods sold	4,965	4,714	9,585	8,877
Gross Profit	8,415	7,821	16,267	14,787
Selling, general and administrative expenses	3,720	3,470	7,192	6,704
Other operating charges	23	71	44	144
Operating Income	4,672	4,280	9,031	7,939
Interest income	198	188	420	368
Interest expense	369	445	744	832
Equity income (loss) — net	604	561	988	912
Other income (loss) — net	370	212	391	466
Income Before Income Taxes	5,475	4,796	10,086	8,853
Income taxes	1,037	993	1,682	1,715
Consolidated Net Income	4,438	3,803	8,404	7,138
Less: Net income (loss) attributable to noncontrolling interests	13	(7)	55	(2)
Net Income Attributable to Shareowners of The Coca-Cola Company	$4,425	$3,810	$8,349	$7,140
Basic Net Income Per Share[1]	$1.03	$0.89	$1.94	$1.66
Diluted Net Income Per Share[1]	$1.03	$0.88	$1.94	$1.65
Average Shares Outstanding — Basic	4,303	4,304	4,302	4,303
Effect of dilutive securities	10	11	11	11
Average Shares Outstanding — Diluted	4,313	4,315	4,313	4,314
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Consolidated Net Income	$4,438	$3,803	$8,404	$7,138
Other Comprehensive Income:
Net foreign currency translation adjustments	399	1,103	357	1,722
Net gains (losses) on derivatives	60	(344)	131	(601)
Net change in unrealized gains (losses) on available-for-sale debt securities	(3)	10	(14)	23
Net change in pension and other postretirement benefit liabilities	14	1	43	20
Total Comprehensive Income	4,908	4,573	8,921	8,302
Less: Comprehensive income (loss) attributable to noncontrolling interests	69	39	67	77
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$4,839	$4,534	$8,854	$8,225
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	July 3, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$12,907	$10,270
Short-term investments	622	3,602
Total Cash, Cash Equivalents and Short-Term Investments	13,529	13,872
Marketable securities	2,842	1,934
Trade accounts receivable, less allowances of $492 and $495, respectively	3,732	3,038
Inventories	4,647	4,425
Prepaid expenses and other current assets	2,688	2,433
Assets held for sale	5,438	5,342
Total Current Assets	32,876	31,044
Equity method investments	20,782	20,235
Deferred income tax assets	1,090	1,206
Property, plant and equipment, less accumulated depreciation of $9,328 and $9,119, respectively	9,636	9,613
Trademarks with indefinite lives	12,500	12,531
Goodwill	15,456	15,491
Other noncurrent assets	15,582	14,696
Total Assets	$107,922	$104,816
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,434	$14,813
Loans and notes payable	48	1,551
Current maturities of long-term debt	6,494	1,822
Accrued income taxes	782	525
Liabilities held for sale	2,442	2,570
Total Current Liabilities	25,200	21,281
Long-term debt	37,001	42,119
Other noncurrent liabilities	4,627	4,735
Deferred income tax liabilities	2,779	2,406
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	20,741	20,581
Reinvested earnings	84,169	80,382
Accumulated other comprehensive income (loss)	(13,626)	(14,131)
Treasury stock, at cost — 2,737 and 2,738 shares, respectively	(56,894)	(56,423)
Equity Attributable to Shareowners of The Coca-Cola Company	36,150	32,169
Equity attributable to noncontrolling interests	2,165	2,106
Total Equity	38,315	34,275
Total Liabilities and Equity	$107,922	$104,816
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	July 3, 2026	June 27, 2025
Operating Activities
Consolidated net income	$8,404	$7,138
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	530	546
Stock-based compensation expense	117	130
Deferred income taxes	353	459
Equity (income) loss — net of dividends	(520)	(387)
Foreign currency adjustments	107	111
Significant (gains) losses — net	(56)	(433)
Other operating charges	—	38
Other items	(125)	238
Net change in operating assets and liabilities	(1,267)	(9,231)
Net Cash Provided by (Used in) Operating Activities	7,543	(1,391)
Investing Activities
Purchases of investments	(2,799)	(2,865)
Proceeds from disposals of investments	4,574	2,201
Acquisitions of businesses, equity method investments and nonmarketable securities	(199)	(179)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1	973
Purchases of property, plant and equipment	(684)	(751)
Proceeds from disposals of property, plant and equipment	7	13
Collateral (paid) received associated with hedging activities — net	(37)	206
Other investing activities	241	124
Net Cash Provided by (Used in) Investing Activities	1,104	(278)
Financing Activities
Issuances of loans, notes payable and long-term debt	9	5,320
Payments of loans, notes payable and long-term debt	(1,559)	(2,630)
Issuances of stock	251	223
Purchases of stock for treasury	(663)	(472)
Dividends	(4,562)	(2,283)
Other financing activities	(11)	(106)
Net Cash Provided by (Used in) Financing Activities	(6,535)	52
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	85	332
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	2,197	(1,285)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,010	11,488
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	13,207	10,203
Less: Restricted cash and restricted cash equivalents at end of period	300	613
Cash and Cash Equivalents at End of Period	$12,907	$9,590
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2025. Certain other amounts in the prior year’s consolidated financial statements and notes have been revised to conform to the current year presentation.
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 3, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2026 and the second quarter of 2025 ended on July 3, 2026 and June 27, 2025, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	July 3, 2026	December 31, 2025
Cash and cash equivalents	$12,907	$10,270
Restricted cash and restricted cash equivalents	300	740
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,207	$11,010

	June 27, 2025	December 31, 2024
Cash and cash equivalents	$9,590	$10,828
Restricted cash and restricted cash equivalents	613	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$10,203	$11,488
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $199 million and $179 million during the six months ended July 3, 2026 and June 27, 2025, respectively. The activity during 2026 included additional investments of $112 million in an equity method investee in Japan. The activity during the six months ended July 3, 2026 and June 27, 2025 included $75 million and $148 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 for additional information on these investments.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1 million and $973 million during the six months ended July 3, 2026 and June 27, 2025, respectively. In March 2025, the Company sold a portion of our ownership interest in Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $741 million and recognized a net gain of $331 million. In May 2025, the Company refranchised its bottling operations in certain territories in India that were held for sale as of December 31, 2024, for which we received net cash proceeds of $218 million and recognized a net gain of $102 million. These gains were recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
In October 2025, the Company entered into a definitive agreement to sell a portion of our interest in our bottling operations in Africa to Coca-Cola HBC AG (“CCHBC”), an equity method investee. Closing is subject to various regulatory approvals and is expected by the end of 2026, upon which we will deconsolidate these bottling operations. We have also agreed to a separate option arrangement for CCHBC to acquire the Company’s remaining 25% ownership interest within a six-year period from closing. As these operations met the criteria to be classified as held for sale, during the year ended December 31, 2025, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. This resulted in an impairment charge of $1,274 million, primarily due to the negative net foreign currency translation adjustments that will be reclassified to income upon sale. During the three and six months ended July 3, 2026, we recorded a gain to reduce this impairment charge by $66 million and $56 million, respectively, based on management’s revised estimates. These amounts were recorded in the line item other income (loss) — net in our consolidated statements of income.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

	July 3, 2026	December 31, 2025
Cash, cash equivalents and short-term investments	$139	$178
Trade accounts receivable, less allowances	284	389
Inventories	474	466
Prepaid expenses and other current assets	166	147
Equity method investments	8	5
Deferred income tax assets	47	46
Property, plant and equipment — net	2,034	1,964
Trademarks with indefinite lives	2	2
Goodwill	3,432	3,350
Other noncurrent assets	59	60
Allowance for reduction of assets held for sale	(1,207)	(1,265)
Assets held for sale	$5,438	$5,342
Accounts payable and accrued expenses	$651	$816
Loans and notes payable	173	187
Current maturities of long-term debt	411	398
Accrued income taxes	—	5
Long-term debt	868	850
Other noncurrent liabilities	155	154
Deferred income tax liabilities	184	160
Liabilities held for sale	$2,442	$2,570
NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended July 3, 2026
Concentrate operations	$2,426	$5,720	$8,146
Finished product operations	2,834	2,400	5,234
Total	$5,260	$8,120	$13,380
Three Months Ended June 27, 2025
Concentrate operations	$2,322	$5,296	$7,618
Finished product operations	2,613	2,304	4,917
Total	$4,935	$7,600	$12,535

	United States	International	Total
Six Months Ended July 3, 2026
Concentrate operations	$4,614	$10,917	$15,531
Finished product operations	5,391	4,930	10,321
Total	$10,005	$15,847	$25,852
Six Months Ended June 27, 2025
Concentrate operations	$4,297	$9,915	$14,212
Finished product operations	4,891	4,561	9,452
Total	$9,188	$14,476	$23,664
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
July 3, 2026
Marketable securities	$547	$—
Other noncurrent assets	2,738	293
Total equity securities	$3,285	$293
December 31, 2025
Marketable securities	$489	$—
Other noncurrent assets	2,100	44
Total equity securities	$2,589	$44
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended
	July 3, 2026	June 27, 2025
Net gains (losses) recognized during the period related to equity securities	$322	$165
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	24	(6)
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$298	$171

	Six Months Ended
	July 3, 2026	June 27, 2025
Net gains (losses) recognized during the period related to equity securities	$305	$150
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	51	11
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$254	$139
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
July 3, 2026
Trading securities	$48	$1	$—	$49
Available-for-sale securities[1]	2,686	20	(81)	2,625
Total debt securities	$2,734	$21	$(81)	$2,674
December 31, 2025
Trading securities	$49	$1	$—	$50
Available-for-sale securities[1]	1,816	23	(65)	1,774
Total debt securities	$1,865	$24	$(65)	$1,824
1 The estimated fair value as of July 3, 2026 includes $2,056 million of Brazilian government bonds with a cost of $2,119 million and gross unrealized losses of $63 million and, as of December 31, 2025, includes $1,207 million of Brazilian government bonds with a cost of $1,255 million, gross unrealized gains of $1 million and gross unrealized losses of $49 million.

The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	July 3, 2026		December 31, 2025
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$49	$2,246	$50	$1,395
Other noncurrent assets	—	379	—	379
Total debt securities	$49	$2,625	$50	$1,774
The contractual maturities of these available-for-sale debt securities as of July 3, 2026 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$791	$762
After 1 year through 5 years	1,678	1,653
After 5 years through 10 years	38	44
After 10 years	179	166
Total	$2,686	$2,625
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Gross gains	$1	$2	$2	$3
Gross losses	(2)	(2)	(3)	(4)
Proceeds	374	70	571	207
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,965 million and $2,356 million as of July 3, 2026 and December 31, 2025, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	July 3, 2026	December 31, 2025
Raw materials and packaging	$2,771	$2,708
Finished goods	1,514	1,375
Other	362	342
Total inventories	$4,647	$4,425

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	July 3, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$168	$125
Foreign currency contracts	Other noncurrent assets	41	31
Commodity contracts	Prepaid expenses and other current assets	17	—
Interest rate contracts	Other noncurrent assets	132	142
Total assets		$358	$298
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$100	$205
Foreign currency contracts	Other noncurrent liabilities	22	28
Commodity contracts	Accounts payable and accrued expenses	—	9
Interest rate contracts	Accounts payable and accrued expenses	26	17
Interest rate contracts	Other noncurrent liabilities	692	700
Total liabilities		$840	$959
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
2Refer to Note 15 for additional information related to the estimated fair value.
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted[1]	July 3, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$139	$115
Foreign currency contracts	Other noncurrent assets	24	18
Commodity contracts	Prepaid expenses and other current assets	34	7
Commodity contracts	Other noncurrent assets	2	—
Commodity contracts	Assets held for sale	4	3
Other derivative instruments	Prepaid expenses and other current assets	8	—
Total assets		$211	$143
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$111	$66
Foreign currency contracts	Other noncurrent liabilities	25	5
Foreign currency contracts	Liabilities held for sale	3	5
Commodity contracts	Accounts payable and accrued expenses	18	10
Commodity contracts	Other noncurrent liabilities	5	1
Commodity contracts	Liabilities held for sale	1	1
Other derivative instruments	Accounts payable and accrued expenses	—	2
Total liabilities		$163	$90
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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $10,536 million and $9,760 million as of July 3, 2026 and December 31, 2025, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into income for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both July 3, 2026 and December 31, 2025.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $89 million and $53 million as of July 3, 2026 and December 31, 2025, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $775 million and $1,786 million as of July 3, 2026 and December 31, 2025, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and income (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended July 3, 2026
Foreign currency contracts	$(44)	Net operating revenues	$(63)
Foreign currency contracts	7	Cost of goods sold	3
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	6	Other income (loss) — net	(3)
Commodity contracts	58	Cost of goods sold	25
Interest rate contracts	1	Interest expense	(1)
Total	$28		$(40)
Three Months Ended June 27, 2025
Foreign currency contracts	$(501)	Net operating revenues	$(69)
Foreign currency contracts	(11)	Cost of goods sold	1
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	41	Other income (loss) — net	44
Commodity contracts	(13)	Cost of goods sold	(5)
Interest rate contracts	(1)	Interest expense	—
Total	$(485)		$(30)

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Six Months Ended July 3, 2026
Foreign currency contracts	$9	Net operating revenues	$(134)
Foreign currency contracts	18	Cost of goods sold	5
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	(3)	Other income (loss) — net	(15)
Commodity contracts	46	Cost of goods sold	30
Interest rate contracts	(1)	Interest expense	(2)
Total	$69		$(118)
Six Months Ended June 27, 2025
Foreign currency contracts	$(770)	Net operating revenues	$(28)
Foreign currency contracts	(18)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(2)
Foreign currency contracts	37	Other income (loss) — net	68
Commodity contracts	(10)	Cost of goods sold	(2)
Interest rate contracts	(1)	Interest expense	(1)
Total	$(762)		$39
As of July 3, 2026, the Company estimates that it will reclassify into income during the next 12 months net losses of $34 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized to earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $13,441 million and $13,674 million as of July 3, 2026 and December 31, 2025, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on income (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Interest rate contracts	Interest expense	$38	$168	$(11)	$248
Fixed-rate debt	Interest expense	(40)	(170)	17	(246)
Net impact of fair value hedging instruments		$(2)	$(2)	$6	$2
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	July 3, 2026	December 31, 2025	July 3, 2026	December 31, 2025	July 3, 2026	December 31, 2025
Current maturities of long-term debt	$3,166	$1,491	$(20)	$(10)	$9	$—
Long-term debt	9,715	11,648	(701)	(705)	72	97
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
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Six Months Ended
	July 3, 2026	December 31, 2025	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Foreign currency contracts	$1,377	$1,067	$(9)	$—	$(10)	$(1)
Foreign currency denominated debt	14,602	14,998	102	(1,139)	396	(1,744)
Total	$15,979	$16,065	$93	$(1,139)	$386	$(1,745)
The Company did not reclassify any gains or losses during the three and six months ended July 3, 2026, nor the three and six months ended June 27, 2025. The cash inflows and outflows associated with the Company’s derivative contracts designated as net investment hedges are classified in the line item other investing activities in our consolidated statement of cash flows.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $12,482 million and $9,744 million as of July 3, 2026 and December 31, 2025, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $716 million and $482 million as of July 3, 2026 and December 31, 2025, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on income (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		July 3, 2026	June 27, 2025
Foreign currency contracts	Net operating revenues	$(26)	$(111)
Foreign currency contracts	Cost of goods sold	29	58
Foreign currency contracts	Other income (loss) — net	33	67
Commodity contracts	Cost of goods sold	(35)	(10)
Other derivative instruments	Selling, general and administrative expenses	26	11
Total		$27	$15

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Six Months Ended
		July 3, 2026	June 27, 2025
Foreign currency contracts	Net operating revenues	$(65)	$(182)
Foreign currency contracts	Cost of goods sold	35	79
Foreign currency contracts	Other income (loss) — net	58	96
Commodity contracts	Cost of goods sold	32	(6)
Other derivative instruments	Selling, general and administrative expenses	26	12
Total		$86	$(1)
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses and liabilities held for sale in our consolidated balance sheet, as applicable. All activity related to amounts due to suppliers that elected to participate in the SCF program is reflected within the operating activities section of our consolidated statement of cash flows. As of July 3, 2026 and December 31, 2025, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,431 million and $1,363 million, respectively. As of July 3, 2026 and December 31, 2025, these amounts included $22 million and $37 million, respectively, of confirmed obligations outstanding related to our bottling operations in Africa that are currently held for sale. Refer to Note 2.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2025, we had $1,495 million in outstanding commercial paper borrowings. We had no outstanding commercial paper borrowings as of July 3, 2026.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of July 3, 2026, we were contingently liable for guarantees of indebtedness owed by third parties of $874 million, of which $61 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended July 3, 2026, the Company recorded net interest income of $43 million and $98 million, respectively, related to this tax payment. For the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment. These amounts were recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of July 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 3, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of July 3, 2026 to $529 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $514 million as of July 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $900 million, respectively. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $156 million and $155 million as of July 3, 2026 and December 31, 2025, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	July 3, 2026	December 31, 2025
Net foreign currency translation adjustments	$(12,328)	$(12,673)
Accumulated net gains (losses) on derivatives	(113)	(244)
Unrealized net gains (losses) on available-for-sale debt securities	(40)	(26)
Adjustments to pension and other postretirement benefit liabilities	(1,145)	(1,188)
Accumulated other comprehensive income (loss)	$(13,626)	$(14,131)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended July 3, 2026
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$8,349	$55	$8,404
Other comprehensive income:
Net foreign currency translation adjustments	345	12	357
Net gains (losses) on derivatives[1]	131	—	131
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(14)	—	(14)
Net change in pension and other postretirement benefit liabilities	43	—	43
Total comprehensive income (loss)	$8,854	$67	$8,921
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended July 3, 2026	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$472	$(29)	$443
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(171)	—	(171)
Gains (losses) on net investment hedges arising during the period[1]	93	(22)	71
Net foreign currency translation adjustments	$394	$(51)	$343
Derivatives:
Gains (losses) arising during the period	$33	$(3)	$30
Reclassification adjustments recognized in net income	40	(10)	30
Net gains (losses) on derivatives[1]	$73	$(13)	$60
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(5)	$1	$(4)
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(4)	$1	$(3)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(1)	$(2)	$(3)
Reclassification adjustments recognized in net income	22	(5)	17
Net change in pension and other postretirement benefit liabilities	$21	$(7)	$14
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$484	$(70)	$414
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended July 3, 2026	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$722	$(9)	$713
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(661)	—	(661)
Gains (losses) on net investment hedges arising during the period[1]	386	(93)	293
Net foreign currency translation adjustments	$447	$(102)	$345
Derivatives:
Gains (losses) arising during the period	$55	$(13)	$42
Reclassification adjustments recognized in net income	118	(29)	89
Net gains (losses) on derivatives[1]	$173	$(42)	$131
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(20)	$5	$(15)
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(19)	$5	$(14)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$13	$(3)	$10
Reclassification adjustments recognized in net income	43	(10)	33
Net change in pension and other postretirement benefit liabilities	$56	$(13)	$43
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$657	$(152)	$505
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended June 27, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$95	$(84)	$11
Gains (losses) on intra-entity transactions that are of a long-term investment nature	1,901	—	1,901
Gains (losses) on net investment hedges arising during the period[1]	(1,139)	284	(855)
Net foreign currency translation adjustments	$857	$200	$1,057
Derivatives:
Gains (losses) arising during the period	$(485)	$118	$(367)
Reclassification adjustments recognized in net income	30	(7)	23
Net gains (losses) on derivatives[1]	$(455)	$111	$(344)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$16	$(6)	$10
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$16	$(6)	$10
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(22)	$4	$(18)
Reclassification adjustments recognized in net income	26	(7)	19
Net change in pension and other postretirement benefit liabilities	$4	$(3)	$1
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$422	$302	$724
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Six Months Ended June 27, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$103	$(93)	$10
Reclassification adjustments recognized in net income	34	(2)	32
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,911	—	2,911
Gains (losses) on net investment hedges arising during the period[1]	(1,745)	435	(1,310)
Net foreign currency translation adjustments	$1,303	$340	$1,643
Derivatives:
Gains (losses) arising during the period	$(759)	$187	$(572)
Reclassification adjustments recognized in net income	(39)	10	(29)
Net gains (losses) on derivatives[1]	$(798)	$197	$(601)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$32	$(10)	$22
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$33	$(10)	$23
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(39)	$14	$(25)
Reclassification adjustments recognized in net income	59	(14)	45
Net change in pension and other postretirement benefit liabilities	$20	$—	$20
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$558	$527	$1,085
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

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended July 3, 2026	Six Months Ended July 3, 2026
Derivatives:
Foreign currency contracts	Net operating revenues	$63	$134
Foreign currency and commodity contracts	Cost of goods sold	(28)	(35)
Foreign currency and interest rate contracts	Interest expense	2	4
Foreign currency contracts	Other income (loss) — net	3	15
	Income before income taxes	40	118
	Income taxes	(10)	(29)
	Consolidated net income	$30	$89
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1	$1
	Income before income taxes	1	1
	Income taxes	—	—
	Consolidated net income	$1	$1
Pension and other postretirement benefit liabilities:
Amortization of net actuarial loss (gain)	Other income (loss) — net	$22	$43
	Income before income taxes	22	43
	Income taxes	(5)	(10)
	Consolidated net income	$17	$33
NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended July 3, 2026	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
April 3, 2026	4,303	$35,734	$82,026	$(14,040)	$1,760	$20,634	$(56,747)	$2,101
Comprehensive income (loss)	—	4,908	4,425	414	—	—	—	69
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.53 per share)	—	(2,282)	(2,282)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(5)	—	—	—	—	—	(5)
Purchases of treasury stock	(2)	(188)	—	—	—	—	(188)	—
Impact related to stock-based compensation plans	2	148	—	—	—	107	41	—
July 3, 2026	4,303	$38,315	$84,169	$(13,626)	$1,760	$20,741	$(56,894)	$2,165

			Shareowners of The Coca-Cola Company
Six Months Ended July 3, 2026	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2025	4,302	$34,275	$80,382	$(14,131)	$1,760	$20,581	$(56,423)	$2,106
Comprehensive income (loss)	—	8,921	8,349	505	—	—	—	67
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.06 per share)	—	(4,562)	(4,562)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(8)	—	—	—	—	—	(8)
Purchases of treasury stock	(7)	(549)	—	—	—	—	(549)	—
Impact related to stock-based compensation plans	8	238	—	—	—	160	78	—
July 3, 2026	4,303	$38,315	$84,169	$(13,626)	$1,760	$20,741	$(56,894)	$2,165

			Shareowners of The Coca-Cola Company
Three Months Ended June 27, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
March 28, 2025	4,304	$27,754	$77,189	$(16,482)	$1,760	$19,873	$(56,138)	$1,552
Comprehensive income (loss)	—	4,573	3,810	724	—	—	—	39
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,196)	(2,196)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Contributions by noncontrolling interests	—	13	—	—	—	—	—	13
Purchases of treasury stock	(1)	(81)	—	—	—	—	(81)	—
Impact related to stock-based compensation plans	1	126	—	—	—	97	29	—
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597

			Shareowners of The Coca-Cola Company
Six Months Ended June 27, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2024	4,302	$26,372	$76,054	$(16,843)	$1,760	$19,801	$(55,916)	$1,516
Comprehensive income (loss)	—	8,302	7,140	1,085	—	—	—	77
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.02 per share)	—	(4,391)	(4,391)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(9)	—	—	—	—	—	(9)
Contributions by noncontrolling interests	—	13	—	—	—	—	—	13
Purchases of treasury stock	(5)	(360)	—	—	—	—	(360)	—
Impact related to stock-based compensation plans	7	255	—	—	—	169	86	—
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597

NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended July 3, 2026, the Company recorded other operating charges of $23 million. These charges consisted of $9 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $6 million related to North America modernization initiatives, $5 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the six months ended July 3, 2026, the Company recorded other operating charges of $44 million. These charges consisted of $19 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $10 million related to North America modernization initiatives, $8 million related to tax litigation expense and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
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
Refer to Note 2 for additional information on the refranchising of our bottling operations in certain territories in India. Refer to Note 9 for additional information on the tax litigation. Refer to Note 15 for additional information on the impairment charge.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and six months ended July 3, 2026, the Company recorded a net benefit of $11 million and a net charge of $22 million, respectively. During the three and six months ended June 27, 2025, the Company recorded net charges of $20 million and $28 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.
Other Income (Loss) — Net
During the three months ended July 3, 2026, the Company recognized a net gain of $320 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded a reduction in the previously recorded impairment charge of $66 million related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates.
During the six months ended July 3, 2026, the Company recognized a net gain of $301 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. The Company also recorded a reduction in the previously recorded impairment charge of $56 million related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates.
During the three months ended June 27, 2025, the Company recognized a net gain of $163 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $102 million related to the refranchising of our bottling operations in certain territories in India, an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America and a charge of $28 million related to assets held for sale.

During the six months ended June 27, 2025, the Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $102 million related to the refranchising of our bottling operations in certain territories in India. The Company also recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America, as well as a charge of $28 million related to assets held for sale, and charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 for additional information on our bottling operations in Africa and our divestiture activities. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 13 for additional information on the non-U.S. pension curtailment and special termination benefits. Refer to Note 15 for additional information on the impairment charges.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Service cost	$26	$25	$—	$1
Interest cost	75	74	3	2
Expected return on plan assets[1]	(97)	(104)	(1)	(1)
Amortization of net actuarial loss (gain)	22	26	—	—
Net periodic benefit cost (income)	$26	$21	$2	$2
1The weighted-average expected long-term rates of return on plan assets used in computing 2026 net periodic benefit cost (income) were 6.25% for pension plans and 6.75% for other postretirement benefit plans.

	Pension Plans		Other Postretirement Benefit Plans

	Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Service cost	$52	$51	$1	$2
Interest cost	151	149	5	5
Expected return on plan assets[1]	(195)	(208)	(2)	(2)
Amortization of prior service cost (credit)	1	—	(1)	(1)
Amortization of net actuarial loss (gain)	43	51	—	—
Curtailment loss (gain)[2]	—	11	—	—
Special termination benefits[2]	—	25	—	—
Net periodic benefit cost (income)	$52	$79	$3	$4
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
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the six months ended July 3, 2026, the Company contributed $14 million to our pension trusts. We anticipate making additional contributions of approximately $13 million during the remainder of 2026. The Company contributed $17 million to our pension trusts, offset by a $331 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the six months ended June 27, 2025.

NOTE 14: INCOME TAXES
The Company recorded income taxes of $1,037 million (18.9% effective tax rate) and $993 million (20.7% effective tax rate) during the three months ended July 3, 2026 and June 27, 2025, respectively. The Company recorded income taxes of $1,682 million (16.7% effective tax rate) and $1,715 million (19.4% effective tax rate) during the six months ended July 3, 2026 and June 27, 2025, respectively.
The Company’s effective tax rates for the three and six months ended July 3, 2026 and June 27, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended July 3, 2026 included $40 million and $319 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $43 million and $98 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rates for the three and six months ended July 3, 2026 also included net tax expense of $13 million and a net tax benefit of $181 million, respectively, primarily related to return to provision adjustments.
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
During the six months ended July 3, 2026, the Company invested $75 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and six months ended July 3, 2026, the Company received tax credits and other income tax benefits of $2 million and $5 million, respectively, and recognized amortization expense of $2 million and $4 million, respectively, related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and six months ended July 3, 2026.
During the six months ended June 27, 2025, the Company invested $148 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and six months ended June 27, 2025, the Company received tax credits and other income tax benefits of $146 million and $155 million, respectively, and recognized amortization expense of $135 million and $142 million, respectively, related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and six months ended June 27, 2025.
As of July 3, 2026 and December 31, 2025, the carrying values of these investments were $246 million and $32 million, respectively. The Company recorded $174 million and $32 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheets as of July 3, 2026 and December 31, 2025, respectively.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 9.

NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

July 3, 2026	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,427	$435	$70	$353	$—		$3,285
Debt securities[1]	—	2,674	—	—	—		2,674
Derivatives[2]	17	552	—	—	(464)	[5]	105	[7]
Total assets	$2,444	$3,661	$70	$353	$(464)		$6,064
Liabilities:
Derivatives[2]	$—	$1,003	$—	$—	$(991)	[6]	$12	[7]
Total liabilities	$—	$1,003	$—	$—	$(991)		$12
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
5The Company is obligated to return $63 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $589 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $5 million in the line item assets held for sale, $100 million in the line item other noncurrent assets, $4 million in the line item liabilities held for sale and $8 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 3, 2026. Gross realized and unrealized gains and losses on Level 3 assets and liabilities, excluding the remeasurement of the fairlife contingent consideration liability, were not significant for the three and six months ended June 27, 2025. Refer to Note 12 for additional information on the fairlife contingent consideration liability.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 3, 2026 and June 27, 2025.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	July 3, 2026		June 27, 2025		July 3, 2026		June 27, 2025
Assets held for sale	$66	[1]	$(28)	[2]	$56	[1]	$(28)	[2]
Other-than-temporary impairment charges	—		(40)	[3]	—		(65)	[3,5]
Impairment of intangible assets	—		(31)	[4]	—		(31)	[4]
Total	$66		$(99)		$56		$(124)
1During the three and six months ended July 3, 2026, the Company recorded a reduction in the previously recorded impairment charge of $66 million and $56 million, respectively, related to our bottling operations in Africa, which are held for sale, based on Level 3 inputs. These gains were recorded in the line item other income (loss) — net in our consolidated statements of income. Refer to Note 2.
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
3During the three and six months ended June 27, 2025, the Company recorded an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. This charge was recorded in the line item other income (loss) — net in our consolidated statements of income.
4During the three and six months ended June 27, 2025, the Company recorded an asset impairment charge of $31 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statements of income. The remaining carrying value of the trademark is $55 million.
5During the six months ended June 27, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of July 3, 2026, the carrying value and fair value of our long-term debt, including the current portion, were $43,495 million and $38,825 million, respectively. As of December 31, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $43,941 million and $39,385 million, respectively.

NOTE 16: OPERATING SEGMENTS
Our organizational structure consists of the following five operating segments: Europe, Middle East and Africa (“EMEA”), Latin America, North America, Asia Pacific, and Bottling Investments. Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Three Months Ended July 3, 2026
Net operating revenues:
Third party	$3,087	$1,839	$5,405	$1,487	$1,525	$13,343	$37	$—	$13,380
Intersegment	153	—	3	94	2	252	—	(252)	—
Total net operating revenues	3,240	1,839	5,408	1,581	1,527	13,595	37	(252)	13,380
Cost of goods sold	808	275	2,659	470	1,067	5,279	(62)	(252)	4,965
Selling, general and administrative expenses	1,123	387	1,048	455	369	3,382	338	—	3,720
Other operating charges	—	—	6	—	—	6	17	—	23
Operating income (loss)	$1,309	$1,177	$1,695	$656	$91	$4,928	$(256)	$—	$4,672
Interest income									198
Interest expense									369
Equity income (loss) — net									604
Other income (loss) — net									370
Income before income taxes									$5,475

Other segment information:
Capital expenditures	$47	$—	$179	$—	$91	$317	$101	$—	$418
Depreciation and amortization	51	9	92	12	86	250	16	—	266
Three Months Ended June 27, 2025
Net operating revenues:
Third party	$3,008	$1,587	$5,028	$1,464	$1,409	$12,496	$39	$—	$12,535
Intersegment	168	—	1	108	2	279	—	(279)	—
Total net operating revenues	3,176	1,587	5,029	1,572	1,411	12,775	39	(279)	12,535
Cost of goods sold	895	263	2,405	476	1,018	5,057	(64)	(279)	4,714
Selling, general and administrative expenses	956	336	1,003	449	334	3,078	392	—	3,470
Other operating charges	—	31	—	—	—	31	40	—	71
Operating income (loss)	$1,325	$957	$1,621	$647	$59	$4,609	$(329)	$—	$4,280
Interest income									188
Interest expense									445
Equity income (loss) — net									561
Other income (loss) — net									212
Income before income taxes									$4,796

Other segment information:
Capital expenditures	$49	$1	$154	$4	$119	$327	$115	$—	$442
Depreciation and amortization	55	8	81	10	76	230	49	—	279

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Six Months Ended July 3, 2026
Net operating revenues:
Third party	$5,894	$3,517	$10,296	$2,913	$3,163	$25,783	$69	$—	$25,852
Intersegment	358	—	5	176	4	543	—	(543)	—
Total net operating revenues	6,252	3,517	10,301	3,089	3,167	26,326	69	(543)	25,852
Cost of goods sold	1,577	549	4,991	987	2,178	10,282	(154)	(543)	9,585
Selling, general and administrative expenses	2,107	753	1,999	910	707	6,476	716	—	7,192
Other operating charges	—	—	10	—	—	10	34	—	44
Operating income (loss)	$2,568	$2,215	$3,301	$1,192	$282	$9,558	$(527)	$—	$9,031
Interest income									420
Interest expense									744
Equity income (loss) — net									988
Other income (loss) — net									391
Income before income taxes									$10,086

Other segment information:
Capital expenditures	$100	$—	$262	$1	$165	$528	$156	$—	$684
Depreciation and amortization	99	17	191	23	169	499	31	—	530
Six Months Ended June 27, 2025
Net operating revenues:
Third party	$5,489	$3,064	$9,387	$2,789	$2,870	$23,599	$65	$—	$23,664
Intersegment	344	—	3	204	4	555	—	(555)	—
Total net operating revenues	5,833	3,064	9,390	2,993	2,874	24,154	65	(555)	23,664
Cost of goods sold	1,654	537	4,511	866	2,028	9,596	(164)	(555)	8,877
Selling, general and administrative expenses	1,789	635	1,917	856	668	5,865	839	—	6,704
Other operating charges	—	31	—	—	—	31	113	—	144
Operating income (loss)	$2,390	$1,861	$2,962	$1,271	$178	$8,662	$(723)	$—	$7,939
Interest income									368
Interest expense									832
Equity income (loss) — net									912
Other income (loss) — net									466
Income before income taxes									$8,853

Other segment information:
Capital expenditures	$90	$1	$269	$5	$224	$589	$162	$—	$751
Depreciation and amortization	99	15	162	22	152	450	96	—	546
Effective March 31, 2026, our Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our CODM.
During the three and six months ended July 3, 2026 and June 27, 2025, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during the three and six months ended July 3, 2026 and June 27, 2025, our operating segments and Corporate were impacted by certain significant operating and nonoperating items. Refer to Note 12.

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
During the three months ended December 31, 2025, the operating results related to our BodyArmor sports performance and hydration beverage business, combined with lower expectations of future performance compared to the original forecasts, triggered the need to update the Company’s impairment analysis, including a reassessment of the business projections for the trademark. Based on this assessment, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $960 million. The decrease in fair value was primarily driven by the revised projections of future operating results, including a slowing of the projected long-term growth rate for the category, an intensifying competitive environment, and more focused innovation and international rollout plans. The remaining carrying value of the trademark is $2,440 million. As of July 3, 2026, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change, causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
As previously disclosed in the Company’s Current Report on Form 8-K filed on July 16, 2026, the Company announced a ransomware event at its fairlife operations in the U.S., which are a part of the North America operating segment. The event involved unauthorized access by a third party to a portion of fairlife’s systems and the taking of certain data, and led to a temporary suspension of production operations. A majority of production operations have resumed, and based on the information currently available and the Company’s investigation to date, the Company believes that the incident has not had, and is not reasonably likely to have, a material impact on the Company’s financial condition or results of operations.
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
Unit case volume growth is a key metric used by management to evaluate the Company’s performance because it measures demand for our products at the consumer level. The Company’s unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners

(collectively, “Coca-Cola system”) to customers or consumers and, therefore, reflects unit case volume for both consolidated and unconsolidated bottlers. Refer to the heading “Beverage Volume” below.
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
In May 2025, the Company refranchised our bottling operations in certain territories in India. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the three and six months ended July 3, 2026. Additionally, in October 2025, the Company sold our finished product operations in Nigeria. The impact of this sale has been included as a divestiture in our analysis of net operating revenues on a consolidated basis as well as for the EMEA operating segment for the three and six months ended July 3, 2026.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2026 versus 2025
	Three Months Ended July 3, 2026				Six Months Ended July 3, 2026
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	5%		4%		4%		6%
EMEA	4		1		3		3
Latin America	3		1		2		4
North America	3		3		3		7
Asia Pacific	8		10	[6]	7		10	[6]
Bottling Investments	5	[5]	N/A		3	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and six months ended July 3, 2026 increased 8% and 6%, respectively.
6After considering the impact of structural changes, concentrate sales volume for Asia Pacific for both the three and six months ended July 3, 2026 increased 11%.

Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended July 3, 2026 versus Three Months Ended June 27, 2025
Unit case volume in EMEA increased 4%, which included 4% growth in Trademark Coca-Cola, 7% growth in water, sports, coffee and tea, as well as growth in energy drinks, partially offset by a 9% decline in juice, value-added dairy and plant-based beverages, which was driven by the impact of the sale of our finished product operations in Nigeria. Unit case volume in sparkling flavors was even. The operating segment’s volume performance included an increase in unit case volume of 6% in the Eurasia and Middle East operating unit, 3% in the Europe operating unit and 4% in the Africa operating unit.
Unit case volume in Latin America increased 3%, which included 3% growth in Trademark Coca-Cola, 4% growth in water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 6% growth in Brazil, 20% growth in Colombia and 16% growth in Peru. Unit case volume in Mexico was even.
Unit case volume in North America increased 3%, which included 5% growth in Trademark Coca-Cola, 4% growth in juice, value-added dairy and plant-based beverages, 1% growth in sparkling flavors, as well as growth in energy drinks. Unit case volume in water, sports, coffee and tea was even.
Unit case volume in Asia Pacific increased 8%, which included 8% growth in both sparkling flavors and Trademark Coca-Cola, 9% growth in water, sports, coffee and tea, 8% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 13% growth in the India and Southwest Asia operating unit, 8% growth in both the Greater China and Mongolia and the ASEAN and South Pacific operating units, and 2% growth in the Japan and South Korea operating unit.
Unit case volume for Bottling Investments increased 5%, primarily driven by growth in India, partially offset by the impact of refranchising certain territories of our bottling operations in India.
Six Months Ended July 3, 2026 versus Six Months Ended June 27, 2025
Unit case volume in EMEA increased 3%, which included 2% growth in Trademark Coca-Cola, 5% growth in water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks, partially offset by a 12% decline in juice, value-added dairy and plant-based beverages, which was driven by the impact of the sale of our finished product operations in Nigeria. The operating segment’s volume performance included an increase in unit case volume of 4% in both the Africa and the Eurasia and Middle East operating units and 2% growth in the Europe operating unit.
Unit case volume in Latin America increased 2%, which included 2% growth in Trademark Coca-Cola, 3% growth in water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks. Unit case volume in juice, value-added dairy and plant-based beverages was even. The operating segment’s volume performance included 4% growth in Brazil, 14% growth in Colombia and 11% growth in Peru, partially offset by declines of 1% in Mexico and 5% in Argentina.
Unit case volume in North America increased 3%, which included 5% growth in Trademark Coca-Cola, 2% growth in both water, sports, coffee and tea and juice, value-added dairy and plant-based beverages, 1% growth in sparkling flavors, as well as growth in energy drinks.
Unit case volume in Asia Pacific increased 7%, which included 7% growth in Trademark Coca-Cola, 6% growth in sparkling flavors, 8% growth in water, sports, coffee and tea, 5% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 8% growth in the Greater China and Mongolia operating unit, 9% growth in the India and Southwest Asia operating unit, 5% growth in the ASEAN and South Pacific operating unit and 3% growth in the Japan and South Korea operating unit.
Unit case volume for Bottling Investments increased 3%, primarily driven by growth in India, partially offset by the impact of refranchising certain territories of our bottling operations in India.
Concentrate Sales Volume
During the three months ended July 3, 2026, worldwide concentrate sales volume increased 4% and unit case volume increased 5% compared to the three months ended June 27, 2025. During the six months ended July 3, 2026, worldwide concentrate sales volume increased 6% and unit case volume increased 4% compared to the six months ended June 27, 2025. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2026 had six additional days when compared to the first quarter of 2025, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the six months ended July 3, 2026. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We generally expect the differences between concentrate sales volume and unit case volume growth rates to be minimal on a full year basis; however, for the full year 2026 we currently expect worldwide concentrate sales volume growth to be slightly behind unit case volume growth.
Net Operating Revenues
Three Months Ended July 3, 2026 versus Three Months Ended June 27, 2025
During the three months ended July 3, 2026, net operating revenues were $13,380 million, compared to $12,535 million during the three months ended June 27, 2025, an increase of $845 million, or 7%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2026 versus 2025
	Volume[1]	Price/Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	4%	2%	2%	(1)%	7%
EMEA	1	1	2	(3)	2
Latin America	1	3	11	—	16
North America	3	4	—	—	7
Asia Pacific	11	(9)	(1)	—	1
Bottling Investments	8	2	—	(2)	8
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
•North America — favorable pricing initiatives;
•Asia Pacific — unfavorable mix and affordability initiatives; and
•Bottling Investments — favorable mix and favorable pricing initiatives.

Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted our consolidated net operating revenues by 2%. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, euro and South African rand, which had a favorable impact on our Latin America, EMEA and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Indian rupee, Japanese yen, Turkish lira and Argentine peso, which had an unfavorable impact on our Asia Pacific, EMEA, Latin America and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Six Months Ended July 3, 2026 versus Six Months Ended June 27, 2025
During the six months ended July 3, 2026, net operating revenues were $25,852 million, compared to $23,664 million during the six months ended June 27, 2025, an increase of $2,188 million, or 9%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2026 versus 2025
	Volume[1]	Price/Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	6%	2%	2%	(1)%	9%
EMEA	3	3	4	(3)	7
Latin America	4	2	8	—	15
North America	7	3	—	—	10
Asia Pacific	11	(8)	—	—	3
Bottling Investments	10	—	2	(2)	10
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
•EMEA — favorable pricing initiatives, including inflationary pricing;
•Latin America — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•North America — favorable pricing initiatives, partially offset by unfavorable mix;
•Asia Pacific — unfavorable mix and affordability initiatives; and
•Bottling Investments — favorable pricing initiatives, offset by unfavorable mix.

Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted our consolidated net operating revenues by 2%. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, euro and South African rand, which had a favorable impact on our Latin America, EMEA and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Indian rupee, Japanese yen, Argentine peso and Turkish lira, which had an unfavorable impact on our Asia Pacific, Latin America, EMEA and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
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
Our gross profit margin increased to 62.9% for the three months ended July 3, 2026, compared to 62.4% for the three months ended June 27, 2025. Our gross profit margin increased to 62.9% for the six months ended July 3, 2026, compared to 62.5% for the six months ended June 27, 2025. The increases were primarily due to the favorable impact of pricing initiatives and foreign currency exchange rate fluctuations, as well as the impact of the sale of our finished product operations in Nigeria, partially offset by higher commodity costs.
Selling, General and Administrative Expenses
During the three months ended July 3, 2026, selling, general and administrative expenses were $3,720 million, compared to $3,470 million during the three months ended June 27, 2025, an increase of $250 million, or 7%. During the six months ended July 3, 2026, selling, general and administrative expenses were $7,192 million, compared to $6,704 million during the six months ended June 27, 2025, an increase of $488 million, or 7%. These increases were primarily due to increased marketing spending partly due to timing. Additionally, during the three and six months ended July 3, 2026, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 1% and 2%, respectively. These increases were partially offset by lower annual incentive expense and the impact of the sale of our finished product operations in Nigeria.
Advertising expenses for the three months ended July 3, 2026 and June 27, 2025 were $1,565 million and $1,328 million, respectively. Advertising expenses for the six months ended July 3, 2026 and June 27, 2025 were $2,942 million and $2,417 million, respectively.
Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
EMEA	$—	$—	$—	$—
Latin America	—	31	—	31
North America	6	—	10	—
Asia Pacific	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	17	40	34	113
Total	$23	$71	$44	$144
During the three months ended July 3, 2026, the Company recorded other operating charges of $23 million. These charges consisted of $9 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $6 million related to North America modernization initiatives, $5 million related to tax litigation expense and $3 million for the amortization of noncompete agreements related to the BodyArmor acquisition.

During the six months ended July 3, 2026, the Company recorded other operating charges of $44 million. These charges consisted of $19 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $10 million related to North America modernization initiatives, $8 million related to tax litigation expense and $7 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
EMEA	28.0%	31.0%	28.4%	30.1%
Latin America	25.2	22.3	24.5	23.4
North America	36.3	37.9	36.6	37.3
Asia Pacific	14.0	15.1	13.2	16.0
Bottling Investments	2.0	1.4	3.1	2.3
Corporate	(5.5)	(7.7)	(5.8)	(9.1)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Consolidated	34.9%	34.1%	34.9%	33.6%
EMEA	42.4	44.1	43.6	43.5
Latin America	64.0	60.3	63.0	60.7
North America	31.4	32.3	32.1	31.6
Asia Pacific	44.1	44.2	40.9	45.6
Bottling Investments	6.1	4.2	9.0	6.2
Corporate	*	*	*	*
* Calculation is not meaningful.

Three Months Ended July 3, 2026 versus Three Months Ended June 27, 2025
During the three months ended July 3, 2026, operating income was $4,672 million, compared to $4,280 million during the three months ended June 27, 2025, an increase of $392 million, or 9%. The increase was primarily driven by an increase in concentrate sales volume of 4%, favorable price/mix, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 5%, partially offset by higher commodity costs and increased marketing spending partly due to timing.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted consolidated operating income by 5% due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real and euro, which had a favorable impact on our Latin America and EMEA operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had an unfavorable impact on our Asia Pacific operating segment. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The EMEA operating segment reported operating income of $1,309 million and $1,325 million for the three months ended July 3, 2026 and June 27, 2025, respectively. The decrease in operating income was primarily driven by increased marketing spending and higher operating expenses, partially offset by an increase in concentrate sales volume of 1%, favorable price/mix, lower commodity costs and a favorable foreign currency exchange rate impact of 4%.
Latin America reported operating income of $1,177 million and $957 million for the three months ended July 3, 2026 and June 27, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 1%, favorable price/mix, lower operating expenses, lower other operating charges, and a favorable foreign currency exchange rate impact of 15%, partially offset by increased marketing spending.
Operating income for North America for the three months ended July 3, 2026 and June 27, 2025 was $1,695 million and $1,621 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 3%, favorable price/mix, lower operating expenses and a favorable foreign currency exchange rate impact of 1%, partially offset by higher commodity costs, higher other operating charges and increased marketing spending.
Asia Pacific’s operating income for the three months ended July 3, 2026 and June 27, 2025 was $656 million and $647 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 11%, lower commodity costs, lower operating expenses and a favorable foreign currency exchange rate impact of 1%, partially offset by unfavorable price/mix and increased marketing spending.
Bottling Investments’ operating income for the three months ended July 3, 2026 and June 27, 2025 was $91 million and $59 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 8%, favorable price/mix and lower commodity costs, partially offset by higher operating expenses, the impact of refranchising certain territories of our bottling operations in India and an unfavorable foreign currency exchange rate impact of 24%.
Corporate’s operating loss for the three months ended July 3, 2026 and June 27, 2025 was $256 million and $329 million, respectively. This decrease is primarily a result of lower annual incentive expense and lower other operating charges.
Six Months Ended July 3, 2026 versus Six Months Ended June 27, 2025
During the six months ended July 3, 2026, operating income was $9,031 million, compared to $7,939 million during the six months ended June 27, 2025, an increase of $1,092 million, or 14%. The increase was primarily driven by an increase in concentrate sales volume of 6%, favorable price/mix, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 4%, partially offset by higher commodity costs and increased marketing spending partly due to timing.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted consolidated operating income by 4% due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real and euro, which had a favorable impact on our Latin America and EMEA operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Turkish lira, Indian rupee and Japanese yen, which had an unfavorable impact on our Latin America, EMEA, Asia Pacific and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The EMEA operating segment reported operating income of $2,568 million and $2,390 million for the six months ended July 3, 2026 and June 27, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 3%, favorable price/mix, lower commodity costs and a favorable foreign currency exchange rate impact of 5%, partially offset by increased marketing spending and higher operating expenses.

Latin America reported operating income of $2,215 million and $1,861 million for the six months ended July 3, 2026 and June 27, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 4%, favorable price/mix, lower commodity costs, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 10%, partially offset by increased marketing spending partly due to timing.
Operating income for North America for the six months ended July 3, 2026 and June 27, 2025 was $3,301 million and $2,962 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 7%, favorable price/mix, lower operating expenses and a favorable foreign currency exchange rate impact of 1%, partially offset by higher commodity costs, higher other operating charges and increased marketing spending partly due to timing.
Asia Pacific’s operating income for the six months ended July 3, 2026 and June 27, 2025 was $1,192 million and $1,271 million, respectively. The decrease in operating income was primarily driven by unfavorable price/mix, higher commodity costs and increased marketing spending partly due to timing, partially offset by an increase in concentrate sales volume of 11%, lower operating expenses, and a favorable foreign currency exchange rate impact of 2%.
Bottling Investments’ operating income for the six months ended July 3, 2026 and June 27, 2025 was $282 million and $178 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 10% and lower commodity costs, partially offset by higher operating expenses and the impact of refranchising certain territories of our bottling operations in India.
Corporate’s operating loss for the six months ended July 3, 2026 and June 27, 2025 was $527 million and $723 million, respectively. This decrease is primarily a result of lower annual incentive expense and lower other operating charges.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have a favorable impact on our full year 2026 operating income.
Interest Income
During the three months ended July 3, 2026, interest income was $198 million, compared to $188 million during the three months ended June 27, 2025, an increase of $10 million, or 6%. During the six months ended July 3, 2026, interest income was $420 million, compared to $368 million during the six months ended June 27, 2025, an increase of $52 million, or 14%. The increases were primarily driven by higher average investment balances.
Interest Expense
During the three months ended July 3, 2026, interest expense was $369 million, compared to $445 million during the three months ended June 27, 2025, a decrease of $76 million, or 17%. During the six months ended July 3, 2026, interest expense was $744 million, compared to $832 million during the six months ended June 27, 2025, a decrease of $88 million, or 11%. The decreases were primarily due to lower average short-term debt balances.
Equity Income (Loss) — Net
During the three months ended July 3, 2026, equity income was $604 million, compared to equity income of $561 million during the three months ended June 27, 2025, an increase of $43 million, or 8%. During the six months ended July 3, 2026, equity income was $988 million, compared to equity income of $912 million during the six months ended June 27, 2025, an increase of $76 million, or 8%. These increases reflect, among other items, the impact of more favorable operating results reported by certain of our equity method investees in the current year, a favorable foreign currency exchange rate impact and a reduction of net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees. These favorable impacts were partially offset by the impact of the sale of our ownership interests in certain equity method investees in 2025.
Other Income (Loss) — Net
Three Months Ended July 3, 2026 versus Three Months Ended June 27, 2025
During the three months ended July 3, 2026, other income (loss) — net was income of $370 million. The Company recognized a net gain of $320 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $38 million and net foreign currency exchange losses of $37 million. The Company also recorded a $66 million reduction in the previously recorded impairment charge related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates. Other income (loss) — net also included $14 million of costs related to our trade accounts receivable factoring program.

During the three months ended June 27, 2025, other income (loss) — net was income of $212 million. The Company recognized a net gain of $163 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $102 million related to the refranchising of our bottling operations in certain territories in India and dividend income of $36 million. Additionally, the Company recorded an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America, a charge of $28 million related to assets held for sale, $12 million of costs related to our trade accounts receivable factoring program and net foreign currency exchange losses of $4 million. Other income (loss) — net also included income of $3 million related to the non-service cost components of net periodic benefit cost.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our bottling operations in Africa and our divestiture activities. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charges.
Six Months Ended July 3, 2026 versus Six Months Ended June 27, 2025
During the six months ended July 3, 2026, other income (loss) — net was income of $391 million. The Company recognized a net gain of $301 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $71 million and net foreign currency exchange losses of $7 million. The Company also recorded a $56 million reduction in the previously recorded impairment charge related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates. Other income (loss) — net also included $27 million of costs related to our trade accounts receivable factoring program.
During the six months ended June 27, 2025, other income (loss) — net was income of $466 million. The Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $144 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, a gain of $102 million related to the refranchising of our bottling operations in certain territories in India and dividend income of $91 million. Additionally, the Company recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Other income (loss) — net also included $36 million of costs related to our trade accounts receivable factoring program, a charge of $28 million related to assets held for sale, net foreign currency exchange losses of $20 million and expense of $30 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our bottling operations in Africa and our divestiture activities. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on net periodic benefit cost or income. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charges.
Income Taxes
The Company recorded income taxes of $1,037 million (18.9% effective tax rate) and $993 million (20.7% effective tax rate) during the three months ended July 3, 2026 and June 27, 2025, respectively. The Company recorded income taxes of $1,682 million (16.7% effective tax rate) and $1,715 million (19.4% effective tax rate) during the six months ended July 3, 2026 and June 27, 2025, respectively.
The Company’s effective tax rates for the three and six months ended July 3, 2026 and June 27, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and six months ended July 3, 2026 included $40 million and $319 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $43 million and $98 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rates for the three and six months ended July 3, 2026 also included net tax expense of $13 million and a net tax benefit of $181 million, respectively, primarily related to return to provision adjustments.

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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $16.4 billion as of July 3, 2026. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $6.6 billion in unused backup lines of credit for general corporate purposes as of July 3, 2026. These backup lines of credit expire at various times through 2031.
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

The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $7,011 million and $8,400 million of trade accounts receivables under this program during the six months ended July 3, 2026 and June 27, 2025, respectively. The costs of factoring such receivables were $27 million and $36 million for the six months ended July 3, 2026 and June 27, 2025, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
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
We are currently in litigation with the IRS for tax years 2007 through 2009. On November 18, 2020, the Tax Court issued the Opinion in which it predominantly sided with the IRS. On November 8, 2023, the Tax Court issued a supplemental opinion, siding with the IRS in concluding both that certain U.S. tax regulations (known as the blocked-income regulations) that address the effect of certain Brazilian legal restrictions on royalty payments by the Company’s licensee in Brazil apply to the Company’s operations and that the Tax Court opinion in the 3M case controlled as to the validity of those regulations. On October 1, 2025, the U.S. Court of Appeals for the Eighth Circuit issued an opinion reversing the judgment of the Tax Court in the 3M case. In its decision, the court concluded that the blocked-income regulation was inconsistent with IRC Section 482 and that the IRS therefore could not reallocate income from 3M’s subsidiary in Brazil to 3M in contravention of Brazilian restrictions on the payment of royalties. Further, the U.S. Court of Appeals for the Eighth Circuit specifically rejected the IRS’ argument that the ability of 3M’s subsidiary in Brazil to pay dividends, rather than royalties, meant that royalty income should not be treated as blocked. Both of these conclusions are highly supportive of the Company’s position in its case and reinforce its prior conclusions. On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended July 3, 2026, the Company recorded net interest income of $43 million and $98 million, respectively, and for the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of July 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026. The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $514 million as of July 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three and six months ended July 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $900 million, respectively. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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

Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended July 3, 2026 was $7,543 million, and net cash used in operating activities during the six months ended June 27, 2025 was $1,391 million. The increase was primarily driven by strong cash operating results, a benefit of the trade accounts receivable factoring program in the current year, lower income tax payments, a favorable impact due to foreign currency exchange rate fluctuations, lower net interest payments and lower annual incentive payments. These items were partially offset by the prior year transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company and unfavorable hedging activity.
Additionally, the activity in 2025 included $6,069 million of the $6,173 million final milestone payment for fairlife that was made during the six months ended June 27, 2025. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on our milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the six months ended July 3, 2026 was $1,104 million, and net cash used in investing activities during the six months ended June 27, 2025 was $278 million.
Purchases of Investments and Proceeds from Disposals of Investments
During the six months ended July 3, 2026, purchases of investments were $2,799 million and proceeds from disposals of investments were $4,574 million, resulting in a net cash inflow of $1,775 million. During the six months ended June 27, 2025, purchases of investments were $2,865 million and proceeds from disposals of investments were $2,201 million, resulting in a net cash outflow of $664 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 3, 2026 and June 27, 2025, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $199 million and $179 million, respectively. The activity during the six months ended July 3, 2026 included additional investments of $112 million in an equity method investee in Japan. The activity during the six months ended July 3, 2026 and June 27, 2025 also included $75 million and $148 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on these investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the six months ended July 3, 2026 and June 27, 2025, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1 million and $973 million, respectively. The activity during the six months ended June 27, 2025 primarily related to the sale of a portion of our ownership interest in CCEP and the refranchising of certain of our bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the six months ended July 3, 2026 and June 27, 2025 were $684 million and $751 million, respectively.
Other Investing Activities
During the six months ended July 3, 2026 and June 27, 2025, the total cash inflow was $241 million and $124 million, respectively. The activity during the six months ended July 3, 2026 included the return of an advance payment of $184 million to acquire additional shares in an equity method investee in Japan. The activity during the six months ended June 27, 2025 included $98 million related to the reimbursement of advance payments made to finance the construction of leased assets.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended July 3, 2026 was $6,535 million, and net cash provided by financing activities during the six months ended June 27, 2025 was $52 million.
Loans, Notes Payable and Long-Term Debt
The Company made payments of debt of $1,559 million during the six months ended July 3, 2026, which consisted of $1,027 million of payments related to commercial paper and short-term debt with maturities of 90 days or less, $500 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $32 million.
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
Issuances of Stock
The issuances of stock during the six months ended July 3, 2026 and June 27, 2025 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the six months ended July 3, 2026, the total cash outflow for treasury stock purchases was $663 million. The Company repurchased 7.3 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $75.53 per share, for a total cost of $549 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the six months ended July 3, 2026 resulted in a net cash outflow of $412 million.
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
Dividends
During the six months ended July 3, 2026 and June 27, 2025, the Company paid dividends of $4,562 million and $2,283 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid all of the 2026 second quarterly dividend in the second quarter and paid substantially all of the 2025 second quarterly dividend in the third quarter.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.53 per share at its July 2026 meeting. This dividend is payable on October 1, 2026 to shareowners of record as of the close of business on September 15, 2026.
Other Financing Activities
During the six months ended July 3, 2026 and June 27, 2025, the total cash outflow for other financing activities was $11 million and $106 million, respectively. The cash outflow during the six months ended June 27, 2025 included $104 million of the $6,173 million final milestone payment for fairlife.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates increased our operating income for the three and six months ended July 3, 2026 by 5% and 4%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and provides updates to a previously reported environmental matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and six months ended July 3, 2026, the Company recorded net interest income of $43 million and $98 million, respectively, related to this tax payment. For the three and six months ended June 27, 2025, the Company recorded net interest income of $54 million and $107 million, respectively, related to this tax payment. These amounts were recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of July 3, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026.

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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of July 3, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of July 3, 2026 to $529 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $514 million as of July 3, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and six months ended July 3, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $900 million, respectively. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Environmental Matter
On June 20, 2024, the Mayor and City Council of Baltimore filed a lawsuit against the Company and several unrelated parties in the Circuit Court for Baltimore City, Maryland (“Baltimore Circuit Court”), concerning the environmental impacts of plastic packaging on the city’s lands and waterways. The complaint asserts claims for (a) violations of various state statutes and local ordinances that prohibit littering or improper dumping of waste on public or private property; (b) unfair, abusive or deceptive trade practices; (c) trespass upon city property; (d) design defects; (e) public nuisance; (f) failure to warn; and (g) negligence. The complaint seeks injunctive relief, compensatory damages and punitive damages but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims. On July 21, 2025, the Baltimore Circuit Court granted in part the Company’s Motion to Dismiss, dismissing with prejudice all claims except the public nuisance claim. On July 23, 2026, the court dismissed the remaining public nuisance claim.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 3, 2026 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
April 4, 2026 through May 1, 2026	1,093,205	$76.63	1,085,577	60,981,263
May 2, 2026 through May 29, 2026	528,481	79.95	525,800	60,455,463
May 30, 2026 through July 3, 2026	772,808	80.23	770,349	59,685,114
Total	2,394,494	$78.53	2,381,726
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
Item 5. Other Information
During the fiscal quarter ended July 3, 2026, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

10.1	The Coca-Cola Company Severance Pay Plan, as amended and restated effective January 1, 2026.
10.2	Letter, dated April 13, 2026, from the Company to Lisa Chang.
10.3	Letter, dated April 13, 2026, from the Company to Tapaswee Chandele.
10.4
Separation Agreement and Full and Complete Release and Agreement on Trade Secrets and Confidentiality between the Company and Jennifer Mann, dated June 25, 2026, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2026.

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

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended July 3, 2026 and June 27, 2025; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2026 and June 27, 2025; (iii) Consolidated Balance Sheets as of July 3, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the six months ended July 3, 2026 and June 27, 2025; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	July 29, 2026	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)