Form 10-Q
period 2026-10-02
COCA COLA CO
filed 2026-10-28
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Common Stock	Shares Outstanding as of October 26, 2026
$0.25 Par Value	4,301,902,335

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

Part I. Financial Information
Item 1. Financial Statements
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net Operating Revenues	$13,380	$12,455	$39,232	$36,119
Cost of goods sold	4,930	4,797	14,515	13,674
Gross Profit	8,450	7,658	24,717	22,445
Selling, general and administrative expenses	3,975	3,618	11,167	10,322
Other operating charges	10	58	54	202
Operating Income	4,465	3,982	13,496	11,921
Interest income	224	185	644	553
Interest expense	354	391	1,098	1,223
Equity income (loss) — net	653	644	1,641	1,556
Other income (loss) — net	(155)	(237)	236	229
Income Before Income Taxes	4,833	4,183	14,919	13,036
Income taxes	777	500	2,459	2,215
Consolidated Net Income	4,056	3,683	12,460	10,821
Less: Net income (loss) attributable to noncontrolling interests	47	(13)	102	(15)
Net Income Attributable to Shareowners of The Coca-Cola Company	$4,009	$3,696	$12,358	$10,836
Basic Net Income Per Share[1]	$0.93	$0.86	$2.87	$2.52
Diluted Net Income Per Share[1]	$0.93	$0.86	$2.86	$2.51
Average Shares Outstanding — Basic	4,303	4,303	4,302	4,303
Effect of dilutive securities	11	10	11	11
Average Shares Outstanding — Diluted	4,314	4,313	4,313	4,314
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Consolidated Net Income	$4,056	$3,683	$12,460	$10,821
Other Comprehensive Income:
Net foreign currency translation adjustments	(668)	437	(311)	2,159
Net gains (losses) on derivatives	77	152	208	(449)
Net change in unrealized gains (losses) on available-for-sale debt securities	(7)	9	(21)	32
Net change in pension and other postretirement benefit liabilities	87	7	130	27
Total Comprehensive Income	3,545	4,288	12,466	12,590
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(214)	67	(137)
Total Comprehensive Income Attributable to Shareowners of The Coca-Cola Company	$3,545	$4,502	$12,399	$12,727
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except par value)

	October 2, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$13,454	$10,270
Short-term investments	231	3,602
Total Cash, Cash Equivalents and Short-Term Investments	13,685	13,872
Marketable securities	2,910	1,934
Trade accounts receivable, less allowances of $514 and $495, respectively	3,571	3,038
Inventories	4,410	4,425
Prepaid expenses and other current assets	2,475	2,433
Assets held for sale	6,275	5,342
Total Current Assets	33,326	31,044
Equity method investments	20,710	20,235
Deferred income tax assets	1,086	1,206
Property, plant and equipment, less accumulated depreciation of $9,019 and $9,119, respectively	9,485	9,613
Trademarks with indefinite lives	12,459	12,531
Goodwill	15,408	15,491
Other noncurrent assets	15,476	14,696
Total Assets	$107,950	$104,816
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and accrued expenses	$15,633	$14,813
Loans and notes payable	73	1,551
Current maturities of long-term debt	4,923	1,822
Accrued income taxes	577	525
Liabilities held for sale	3,003	2,570
Total Current Liabilities	24,209	21,281
Long-term debt	36,623	42,119
Other noncurrent liabilities	4,678	4,735
Deferred income tax liabilities	2,907	2,406
The Coca-Cola Company Shareowners’ Equity
Common stock, $0.25 par value; authorized — 11,200 shares; issued — 7,040 shares	1,760	1,760
Capital surplus	20,894	20,581
Reinvested earnings	85,898	80,382
Accumulated other comprehensive income (loss)	(14,090)	(14,131)
Treasury stock, at cost — 2,738 and 2,738 shares, respectively	(57,090)	(56,423)
Equity Attributable to Shareowners of The Coca-Cola Company	37,372	32,169
Equity attributable to noncontrolling interests	2,161	2,106
Total Equity	39,533	34,275
Total Liabilities and Equity	$107,950	$104,816
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	October 2, 2026	September 26, 2025
Operating Activities
Consolidated net income	$12,460	$10,821
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	783	814
Stock-based compensation expense	194	204
Deferred income taxes	457	496
Equity (income) loss — net of dividends	(1,013)	(859)
Foreign currency adjustments	106	127
Significant (gains) losses — net	(61)	(396)
Other operating charges	—	38
Other items	43	447
Net change in operating assets and liabilities	(498)	(8,040)
Net Cash Provided by (Used in) Operating Activities	12,471	3,652
Investing Activities
Purchases of investments	(3,706)	(3,292)
Proceeds from disposals of investments	5,952	4,300
Acquisitions of businesses, equity method investments and nonmarketable securities	(204)	(356)
Proceeds from disposals of businesses, equity method investments and nonmarketable securities	1	1,020
Purchases of property, plant and equipment	(1,063)	(1,230)
Proceeds from disposals of property, plant and equipment	43	21
Collateral (paid) received associated with hedging activities — net	(133)	300
Other investing activities	271	214
Net Cash Provided by (Used in) Investing Activities	1,161	977
Financing Activities
Issuances of loans, notes payable and long-term debt	19	4,854
Payments of loans, notes payable and long-term debt	(3,165)	(4,166)
Issuances of stock	355	243
Purchases of stock for treasury	(900)	(644)
Dividends	(6,842)	(4,391)
Proceeds from sale of a noncontrolling interest	—	1,277
Other financing activities	(13)	(261)
Net Cash Provided by (Used in) Financing Activities	(10,546)	(3,088)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents	35	335
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents during the period	3,121	1,876
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,010	11,488
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents at End of Period	14,131	13,364
Less: Restricted cash and restricted cash equivalents at end of period	677	632
Cash and Cash Equivalents at End of Period	$13,454	$12,732
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
When used in these notes, the terms “The Coca-Cola Company,” “Company,” “we,” “us” and “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 2, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Sales of our ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters typically accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our quarterly reporting periods, other than the fourth quarter, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2026 and the third quarter of 2025 ended on October 2, 2026 and September 26, 2025, respectively. Our fourth quarter and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The following tables provide a summary of cash, cash equivalents, restricted cash and restricted cash equivalents that constitute the total amounts shown in our consolidated statements of cash flows (in millions):

	October 2, 2026	December 31, 2025
Cash and cash equivalents	$13,454	$10,270
Restricted cash and restricted cash equivalents	677	740
Cash, cash equivalents, restricted cash and restricted cash equivalents	$14,131	$11,010

	September 26, 2025	December 31, 2024
Cash and cash equivalents	$12,732	$10,828
Restricted cash and restricted cash equivalents	632	660
Cash, cash equivalents, restricted cash and restricted cash equivalents	$13,364	$11,488
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
Our Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $204 million and $356 million during the nine months ended October 2, 2026 and September 26, 2025, respectively. The activity during the nine months ended October 2, 2026 and September 26, 2025 included additional investments of $112 million and $54 million, respectively, in an equity method investee in Japan. The activity during the nine months ended October 2, 2026 and September 26, 2025 also included $75 million and $271 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 for additional information on these investments.
Divestitures
Proceeds from disposals of businesses, equity method investments and nonmarketable securities totaled $1 million and $1,020 million during the nine months ended October 2, 2026 and September 26, 2025, respectively. In March 2025, the Company sold a portion of our ownership interest in Coca-Cola Europacific Partners plc (“CCEP”), an equity method investee, for which we received cash proceeds of $741 million and recognized a gain of $331 million. In May 2025, the Company refranchised its bottling operations in certain territories in India that were held for sale as of December 31, 2024, for which we received net cash proceeds of $218 million and recognized a gain of $102 million. These gains were recorded in the line item other income (loss) — net in our consolidated statement of income.
Assets and Liabilities Held for Sale
In October 2025, the Company entered into a definitive agreement to sell a portion of our interest in our bottling operations in Africa to Coca-Cola HBC AG (“CCHBC”), an equity method investee. Closing is subject to various regulatory approvals and is expected by the end of 2026, upon which we will deconsolidate these bottling operations. We have also agreed to a separate option arrangement for CCHBC to acquire the Company’s remaining 25% ownership interest within a six-year period from closing. As these operations met the criteria to be classified as held for sale, during the year ended December 31, 2025, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. This resulted in an impairment charge of $1,274 million, primarily due to the negative net foreign currency translation adjustments that will be reclassified into income upon sale. During the three and nine months ended October 2, 2026, we recorded a gain to reduce this impairment charge by $5 million and $61 million, respectively, based on management’s revised estimates. These amounts were recorded in the line item other income (loss) — net in our consolidated statements of income.
During the three months ended October 2, 2026, the Company’s bottling operations in Singapore, Malaysia and Myanmar met the criteria to be classified as held for sale. As a result, we were required to record the related assets and liabilities at the lower of carrying value or fair value less any costs to sell based on the estimated proceeds. As the fair value of the disposal group less any costs to sell exceeded the carrying value, the related assets and liabilities were recorded at their carrying values. Closings are subject to various regulatory approvals and are expected by mid 2027.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in our consolidated balance sheets (in millions):

	October 2, 2026	December 31, 2025
Cash, cash equivalents and short-term investments	$243	$178
Trade accounts receivable, less allowances	415	389
Inventories	630	466
Prepaid expenses and other current assets	440	147
Equity method investments	4	5
Deferred income tax assets	49	46
Property, plant and equipment — net	2,243	1,964
Trademarks with indefinite lives	3	2
Goodwill	3,347	3,350
Other noncurrent assets	102	60
Allowance for reduction of assets held for sale	(1,201)	(1,265)
Assets held for sale	$6,275	$5,342
Accounts payable and accrued expenses	$1,223	$816
Loans and notes payable	145	187
Current maturities of long-term debt	417	398
Accrued income taxes	25	5
Long-term debt	844	850
Other noncurrent liabilities	159	154
Deferred income tax liabilities	190	160
Liabilities held for sale	$3,003	$2,570
NOTE 3: NET OPERATING REVENUES
The following tables present net operating revenues disaggregated between the United States and International and further by line of business (in millions):

	United States	International	Total
Three Months Ended October 2, 2026
Concentrate operations	$2,475	$5,724	$8,199
Finished product operations	2,784	2,397	5,181
Total	$5,259	$8,121	$13,380
Three Months Ended September 26, 2025
Concentrate operations	$2,430	$5,069	$7,499
Finished product operations	2,688	2,268	4,956
Total	$5,118	$7,337	$12,455

	United States	International	Total
Nine Months Ended October 2, 2026
Concentrate operations	$7,089	$16,641	$23,730
Finished product operations	8,175	7,327	15,502
Total	$15,264	$23,968	$39,232
Nine Months Ended September 26, 2025
Concentrate operations	$6,727	$14,984	$21,711
Finished product operations	7,579	6,829	14,408
Total	$14,306	$21,813	$36,119
Refer to Note 16 for disclosures of net operating revenues by operating segment and Corporate.

NOTE 4: INVESTMENTS
Equity Securities
The carrying values of our equity securities were included in the following line items in our consolidated balance sheets (in millions):

	Fair Value with Changes Recognized in Income	Measurement Alternative — No Readily Determinable Fair Value
October 2, 2026
Marketable securities	$560	$—
Other noncurrent assets	2,670	120
Total equity securities	$3,230	$120
December 31, 2025
Marketable securities	$489	$—
Other noncurrent assets	2,100	44
Total equity securities	$2,589	$44
The calculation of net unrealized gains and losses recognized during the period related to equity securities still held at the end of the period is as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Net gains (losses) recognized during the period related to equity securities	$40	$165	$345	$315
Less: Net gains (losses) recognized during the period related to equity securities sold during the period	(13)	17	33	38
Net unrealized gains (losses) recognized during the period related to equity securities still held at the end of the period	$53	$148	$312	$277
Debt Securities
Our debt securities consisted of the following (in millions):

		Gross Unrealized		Estimated Fair Value
	Cost	Gains	Losses
October 2, 2026
Trading securities	$47	$—	$(1)	$46
Available-for-sale securities[1]	2,731	18	(77)	2,672
Total debt securities	$2,778	$18	$(78)	$2,718
December 31, 2025
Trading securities	$49	$1	$—	$50
Available-for-sale securities[1]	1,816	23	(65)	1,774
Total debt securities	$1,865	$24	$(65)	$1,824
1 The estimated fair value as of October 2, 2026 includes $2,115 million of Brazilian government bonds with a cost of $2,163 million and gross unrealized losses of $48 million and, as of December 31, 2025, includes $1,207 million of Brazilian government bonds with a cost of $1,255 million, gross unrealized gains of $1 million and gross unrealized losses of $49 million.

The carrying values of our debt securities were included in the following line items in our consolidated balance sheets (in millions):

	October 2, 2026		December 31, 2025
	Trading Securities	Available-for-Sale Securities	Trading Securities	Available-for-Sale Securities
Marketable securities	$46	$2,304	$50	$1,395
Other noncurrent assets	—	368	—	379
Total debt securities	$46	$2,672	$50	$1,774
The contractual maturities of these available-for-sale debt securities as of October 2, 2026 were as follows (in millions):

	Cost	Estimated Fair Value
Within 1 year	$880	$863
After 1 year through 5 years	1,635	1,607
After 5 years through 10 years	33	34
After 10 years	183	168
Total	$2,731	$2,672
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
The sale and/or maturity of available-for-sale debt securities resulted in the following realized activity (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Gross gains	$1	$—	$3	$3
Gross losses	(2)	(1)	(5)	(5)
Proceeds	82	397	653	604
Captive Insurance Companies
In accordance with local insurance regulations, our consolidated captive insurance companies are required to meet and maintain minimum solvency capital requirements. The Company elected to invest a majority of its solvency capital in a portfolio of marketable equity and debt securities. These securities are included in the disclosures above. The Company uses one of our consolidated captive insurance companies to reinsure group annuity insurance contracts that cover the obligations of certain of our European and Canadian pension plans. This captive’s solvency capital funds included total equity and debt securities of $2,890 million and $2,356 million as of October 2, 2026 and December 31, 2025, respectively, which were classified in the line item other noncurrent assets in our consolidated balance sheets because the assets were not available to satisfy our current obligations.
NOTE 5: INVENTORIES
Inventories consisted of the following (in millions):

	October 2, 2026	December 31, 2025
Raw materials and packaging	$2,562	$2,708
Finished goods	1,483	1,375
Other	365	342
Total inventories	$4,410	$4,425

NOTE 6: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the fair values of the Company’s derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value
Derivatives Designated as Hedging Instruments	Financial Statement Line Item Impacted	October 2, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$252	$125
Foreign currency contracts	Other noncurrent assets	50	31
Interest rate contracts	Other noncurrent assets	149	142
Total assets		$451	$298
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$50	$205
Foreign currency contracts	Other noncurrent liabilities	28	28
Commodity contracts	Accounts payable and accrued expenses	2	9
Interest rate contracts	Accounts payable and accrued expenses	15	17
Interest rate contracts	Other noncurrent liabilities	844	700
Total liabilities		$939	$959
The following table presents the fair values of the Company’s derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value
Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	October 2, 2026	December 31, 2025
Assets:
Foreign currency contracts	Prepaid expenses and other current assets	$139	$115
Foreign currency contracts	Other noncurrent assets	52	18
Foreign currency contracts	Assets held for sale	2	—
Commodity contracts	Prepaid expenses and other current assets	103	7
Commodity contracts	Other noncurrent assets	6	—
Commodity contracts	Assets held for sale	9	3
Other derivative instruments	Prepaid expenses and other current assets	5	—
Total assets		$316	$143
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$161	$66
Foreign currency contracts	Other noncurrent liabilities	74	5
Foreign currency contracts	Liabilities held for sale	1	5
Commodity contracts	Accounts payable and accrued expenses	12	10
Commodity contracts	Other noncurrent liabilities	—	1
Commodity contracts	Liabilities held for sale	1	1
Other derivative instruments	Accounts payable and accrued expenses	—	2
Total liabilities		$249	$90
All of the Company’s derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 15 for the net presentation of the Company’s derivative instruments and for additional information related to the estimated fair value. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. The settlement of derivatives that are part of our cash flow hedging, fair value hedging, and economic hedging strategies are classified as operating activities in our consolidated statement of cash flows. The settlement of derivative instruments designated as hedges of net investments in foreign operations are classified as investing activities in our consolidated statement of cash flows.

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
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options and collars (principally euro, British pound and Japanese yen) to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company’s foreign currency cash flow hedging program were $11,041 million and $9,760 million as of October 2, 2026 and December 31, 2025, respectively.
The Company uses cross-currency swaps to hedge the changes in cash flows of certain of its foreign currency denominated debt and other monetary assets or liabilities due to fluctuations in foreign currency exchange rates. For this hedging program, the Company recognizes in earnings each period the changes in carrying values of these foreign currency denominated assets and liabilities due to fluctuations in exchange rates. The changes in fair values of the cross-currency swap derivatives are recorded in AOCI with an immediate reclassification into income for the changes in fair values attributable to fluctuations in foreign currency exchange rates. The total notional value of derivatives that were designated as cash flow hedges for the Company’s foreign currency denominated assets and liabilities was $557 million as of both October 2, 2026 and December 31, 2025.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments were designated as part of the Company’s commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for this program were $48 million and $53 million as of October 2, 2026 and December 31, 2025, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. We manage our risk related to interest rate fluctuations through the use of derivative financial instruments. From time to time, the Company has entered into interest rate swap agreements and has designated these instruments as part of the Company’s interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company’s future interest payments. The total notional values of derivatives that were designated and qualified for this program were $769 million and $1,786 million as of October 2, 2026 and December 31, 2025, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on other comprehensive income (“OCI”), AOCI and income (in millions):

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Three Months Ended October 2, 2026
Foreign currency contracts	$63	Net operating revenues	$(65)
Foreign currency contracts	(1)	Cost of goods sold	9
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	4	Other income (loss) — net	(10)
Commodity contracts	(7)	Cost of goods sold	2
Interest rate contracts	42	Interest expense	—
Total	$101		$(65)
Three Months Ended September 26, 2025
Foreign currency contracts	$41	Net operating revenues	$(109)
Foreign currency contracts	12	Cost of goods sold	—
Foreign currency contracts	—	Interest expense	(1)
Foreign currency contracts	(6)	Other income (loss) — net	(1)
Commodity contracts	4	Cost of goods sold	—
Interest rate contracts	—	Interest expense	(1)
Total	$51		$(112)

	Gain (Loss) Recognized in OCI	Financial Statement Line Item Impacted	Gain (Loss) Reclassified from AOCI into Income
Nine Months Ended October 2, 2026
Foreign currency contracts	$72	Net operating revenues	$(199)
Foreign currency contracts	17	Cost of goods sold	14
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	1	Other income (loss) — net	(25)
Commodity contracts	39	Cost of goods sold	32
Interest rate contracts	41	Interest expense	(2)
Total	$170		$(183)
Nine Months Ended September 26, 2025
Foreign currency contracts	$(729)	Net operating revenues	$(137)
Foreign currency contracts	(6)	Cost of goods sold	4
Foreign currency contracts	—	Interest expense	(3)
Foreign currency contracts	31	Other income (loss) — net	67
Commodity contracts	(6)	Cost of goods sold	(2)
Interest rate contracts	(1)	Interest expense	(2)
Total	$(711)		$(73)
As of October 2, 2026, the Company estimates that it will reclassify into income during the next 12 months net gains of $71 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The Company also uses cross-currency interest rate swaps to hedge the changes in the fair value of foreign currency denominated debt relating to fluctuations in foreign currency exchange rates and benchmark interest rates. The changes in the fair values of derivatives designated as fair value hedges and the offsetting changes in the fair values of the hedged items are recognized in earnings. As a result, any difference is reflected in earnings as ineffectiveness. When a derivative is no longer designated as a fair value hedge for any reason, including termination and maturity, the remaining unamortized difference between the carrying value of the hedged item at that time and the face value of the hedged item is amortized into earnings over the remaining life of the hedged item, or immediately if the hedged item has matured or has been extinguished. The total notional values of derivatives that were designated and qualified as fair value hedges of this type were $11,875 million and $13,674 million as of October 2, 2026 and December 31, 2025, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on income (in millions):

Hedging Instruments and Hedged Items	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Interest rate contracts	Interest expense	$(165)	$26	$(176)	$274
Fixed-rate debt	Interest expense	172	(19)	189	(265)
Net impact of fair value hedging instruments		$7	$7	$13	$9
The following table summarizes the amounts recorded in our consolidated balance sheets related to hedged items in fair value hedging relationships (in millions):

			Cumulative Amount of Fair Value Hedging Adjustments[1]
	Carrying Values of Hedged Items		Included in the Carrying Values of Hedged Items		Remaining for Which Hedge Accounting Has Been Discontinued
Balance Sheet Location of Hedged Items	October 2, 2026	December 31, 2025	October 2, 2026	December 31, 2025	October 2, 2026	December 31, 2025
Current maturities of long-term debt	$1,687	$1,491	$(16)	$(10)	$6	$—
Long-term debt	9,450	11,648	(856)	(705)	66	97
1Cumulative amount of fair value hedging adjustments does not include changes due to foreign currency exchange rate fluctuations.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts and a portion of its foreign currency denominated debt, a non-derivative financial instrument, to protect the value of our net investments in a number of foreign operations. In 2025, the Company changed its method for assessing the effectiveness of derivative financial instruments designated as net investment hedges to include only the changes in fair value attributable to changes in foreign currency spot rates. The changes in the fair values of the effective portion of the derivative financial instruments are recognized in net foreign currency translation adjustments, a component of AOCI, to offset the changes in the values of the net investments being hedged. The initial value and subsequent changes in fair value of the excluded component are amortized into earnings over the life of the hedging instrument. The Company recorded net gains of $8 million and $23 million for the three and nine months ended October 2, 2026, respectively, and a net gain of $8 million for both the three and nine months ended September 26, 2025, related to the amortization of the excluded component. These amounts were recognized in interest expense in our consolidated statements of income. For non-derivative financial instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in the carrying values of the designated portions of the non-derivative financial instruments due to fluctuations in foreign currency exchange rates are recorded in net foreign currency translation adjustments. Any ineffective portions of net investment hedges are reclassified from AOCI into income during the period of change.
The following table summarizes the notional values and pretax impact of changes in the fair values of instruments designated as net investment hedges (in millions):

	Notional Values		Gain (Loss) Recognized in OCI
	as of		Three Months Ended		Nine Months Ended
	October 2, 2026	December 31, 2025	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Foreign currency contracts	$2,926	$1,067	$(4)	$12	$(14)	$11
Foreign currency denominated debt	12,941	14,998	190	23	586	(1,721)
Total	$15,867	$16,065	$186	$35	$572	$(1,710)
The Company did not reclassify any gains or losses during the three and nine months ended October 2, 2026, or the three and nine months ended September 26, 2025.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in the fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized in earnings in the line item other income (loss) — net in our consolidated statement of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with fluctuations in foreign currency exchange rates, including those related to certain acquisition and divestiture activities. The changes in the fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are immediately recognized in earnings in the line items net operating revenues, cost of goods sold or other income (loss) — net in our consolidated statement of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $12,582 million and $9,744 million as of October 2, 2026 and December 31, 2025, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and vehicle fuel. The changes in the fair values of these economic hedges are immediately recognized in earnings in the line items net operating revenues, cost of goods sold, or selling, general and administrative expenses in our consolidated statement of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $807 million and $482 million as of October 2, 2026 and December 31, 2025, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on income (in millions):

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Three Months Ended
		October 2, 2026	September 26, 2025
Foreign currency contracts	Net operating revenues	$4	$1
Foreign currency contracts	Cost of goods sold	(6)	28
Foreign currency contracts	Other income (loss) — net	(52)	58
Commodity contracts	Cost of goods sold	112	3
Other derivative instruments	Selling, general and administrative expenses	3	4
Other derivative instruments	Other income (loss) — net	(2)	—
Total		$59	$94

Derivatives Not Designated as Hedging Instruments	Financial Statement Line Item Impacted	Gain (Loss) Recognized in Income
		Nine Months Ended
		October 2, 2026	September 26, 2025
Foreign currency contracts	Net operating revenues	$(61)	$(181)
Foreign currency contracts	Cost of goods sold	29	107
Foreign currency contracts	Other income (loss) — net	6	154
Commodity contracts	Cost of goods sold	144	(3)
Other derivative instruments	Selling, general and administrative expenses	29	16
Other derivative instruments	Other income (loss) — net	(2)	—
Total		$145	$93
NOTE 7: SUPPLY CHAIN FINANCE PROGRAM
Our current payment terms with the majority of our suppliers are 120 days. Certain financial institutions offer a voluntary supply chain finance (“SCF”) program, which enables our suppliers, at their sole discretion, to sell their receivables from the Company to these financial institutions on a non-recourse basis at a rate that leverages our credit rating and thus may be more beneficial to them. The SCF program is available to suppliers of goods and services included in cost of goods sold and selling, general and administrative expenses in our consolidated statement of income. The Company and our suppliers agree on contractual terms for the goods and services we procure, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Then, if they are participating in the SCF program, our suppliers sell their invoices to the financial institutions. Our suppliers’ voluntary participation in the SCF program has no bearing on our payment terms. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. We have no economic interest in a supplier’s decision to participate in the SCF program, and we have no direct financial relationship with the financial institutions, as it relates to the SCF program. Accordingly, amounts due to our suppliers that elected to participate in the SCF program are included in the line item accounts payable and accrued expenses and liabilities held for sale in our consolidated balance sheet, as applicable. All activity related to amounts due to suppliers that elected to participate in the SCF program is classified within the operating activities section of our consolidated statement of cash flows. As of October 2, 2026 and December 31, 2025, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the SCF program was $1,576 million and $1,363 million, respectively. As of October 2, 2026 and December 31, 2025, these amounts included $155 million and $37 million, respectively, of confirmed obligations outstanding related to our bottling operations in Africa that are currently held for sale. Refer to Note 2.
NOTE 8: DEBT AND BORROWING ARRANGEMENTS
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2025, we had $1,495 million in outstanding commercial paper borrowings. We had no outstanding commercial paper borrowings as of October 2, 2026.
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
As of October 2, 2026, we were contingently liable for guarantees of indebtedness owed by third parties of $807 million, of which $60 million was related to variable interest entities. Our guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. These amounts represent the maximum potential future payments that we could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is remote.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid those invoices (“IRS Tax Litigation Deposit”) on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended October 2, 2026, the

Company recorded net interest income of $57 million and $155 million, respectively, related to this tax payment. For the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment. These amounts were recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of October 2, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of October 2, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of October 2, 2026 to $538 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $589 million as of October 2, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended October 2, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $1.4 billion, respectively. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company’s risk of catastrophic loss. Our reserves for the Company’s self-insured losses are estimated using actuarial methods and assumptions of the insurance industry, adjusted for our specific expectations based on our claims history. Our self-insurance reserves totaled $160 million and $155 million as of October 2, 2026 and December 31, 2025, respectively.

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
AOCI attributable to shareowners of The Coca-Cola Company consisted of the following, net of tax (in millions):

	October 2, 2026	December 31, 2025
Net foreign currency translation adjustments	$(12,949)	$(12,673)
Accumulated net gains (losses) on derivatives	(36)	(244)
Unrealized net gains (losses) on available-for-sale debt securities	(47)	(26)
Adjustments to pension and other postretirement benefit liabilities	(1,058)	(1,188)
Accumulated other comprehensive income (loss)	$(14,090)	$(14,131)
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended October 2, 2026
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$12,358	$102	$12,460
Other comprehensive income:
Net foreign currency translation adjustments	(276)	(35)	(311)
Net gains (losses) on derivatives[1]	208	—	208
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	(21)	—	(21)
Net change in pension and other postretirement benefit liabilities	130	—	130
Total comprehensive income (loss)	$12,399	$67	$12,466
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

The following tables present OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees’ OCI (in millions):

Three Months Ended October 2, 2026	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$(458)	$83	$(375)
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(387)	—	(387)
Gains (losses) on net investment hedges arising during the period[1]	186	(45)	141
Net foreign currency translation adjustments	$(659)	$38	$(621)
Derivatives:
Gains (losses) arising during the period	$52	$(25)	$27
Reclassification adjustments recognized in net income	65	(15)	50
Net gains (losses) on derivatives[1]	$117	$(40)	$77
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(4)	$(4)	$(8)
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(3)	$(4)	$(7)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(83)	$8	$(75)
Reclassification adjustments recognized in net income	188	(26)	162
Net change in pension and other postretirement benefit liabilities	$105	$(18)	$87
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$(440)	$(24)	$(464)
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended October 2, 2026	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$264	$74	$338
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(1,048)	—	(1,048)
Gains (losses) on net investment hedges arising during the period[1]	572	(138)	434
Net foreign currency translation adjustments	$(212)	$(64)	$(276)
Derivatives:
Gains (losses) arising during the period	$107	$(38)	$69
Reclassification adjustments recognized in net income	183	(44)	139
Net gains (losses) on derivatives[1]	$290	$(82)	$208
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$(24)	$1	$(23)
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[2]	$(22)	$1	$(21)
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(70)	$5	$(65)
Reclassification adjustments recognized in net income	231	(36)	195
Net change in pension and other postretirement benefit liabilities	$161	$(31)	$130
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$217	$(176)	$41
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Three Months Ended September 26, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$482	$(96)	$386
Reclassification adjustments recognized in net income	38	—	38
Gains (losses) on intra-entity transactions that are of a long-term investment nature	(39)	—	(39)
Gains (losses) on net investment hedges arising during the period[1]	35	(8)	27
Reclassification to noncontrolling interests[2]	226	—	226
Net foreign currency translation adjustments	$742	$(104)	$638
Derivatives:
Gains (losses) arising during the period	$80	$(12)	$68
Reclassification adjustments recognized in net income	112	(28)	84
Net gains (losses) on derivatives[1]	$192	$(40)	$152
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$12	$(4)	$8
Reclassification adjustments recognized in net income	1	—	1
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$13	$(4)	$9
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(10)	$(1)	$(11)
Reclassification adjustments recognized in net income	24	(6)	18
Net change in pension and other postretirement benefit liabilities	$14	$(7)	$7
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$961	$(155)	$806
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 11 for additional information related to the noncontrolling interest in our bottling operations in India.
3Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

Nine Months Ended September 26, 2025	Before-Tax Amount	Income Tax	After-Tax Amount
Foreign currency translation adjustments:
Translation adjustments arising during the period	$585	$(189)	$396
Reclassification adjustments recognized in net income	72	(2)	70
Gains (losses) on intra-entity transactions that are of a long-term investment nature	2,872	—	2,872
Gains (losses) on net investment hedges arising during the period[1]	(1,710)	427	(1,283)
Reclassification to noncontrolling interests[2]	226	—	226
Net foreign currency translation adjustments	$2,045	$236	$2,281
Derivatives:
Gains (losses) arising during the period	$(679)	$175	$(504)
Reclassification adjustments recognized in net income	73	(18)	55
Net gains (losses) on derivatives[1]	$(606)	$157	$(449)
Available-for-sale debt securities:
Unrealized gains (losses) arising during the period	$44	$(14)	$30
Reclassification adjustments recognized in net income	2	—	2
Net change in unrealized gains (losses) on available-for-sale debt securities[3]	$46	$(14)	$32
Pension and other postretirement benefit liabilities:
Net pension and other postretirement benefit liabilities arising during the period	$(49)	$13	$(36)
Reclassification adjustments recognized in net income	83	(20)	63
Net change in pension and other postretirement benefit liabilities	$34	$(7)	$27
Other comprehensive income (loss) attributable to shareowners of The Coca-Cola Company	$1,519	$372	$1,891
1Refer to Note 6 for additional information related to the net gains or losses on derivative instruments.
2Refer to Note 11 for additional information related to the noncontrolling interest in our bottling operations in India.
3Refer to Note 4 for additional information related to the net unrealized gains or losses on available-for-sale debt securities.

The following table presents the amounts and line items in our consolidated statements of income where adjustments reclassified from AOCI into income were recorded (in millions):

		Amount Reclassified from AOCI into Income
Description of AOCI Component	Financial Statement Line Item Impacted	Three Months Ended October 2, 2026	Nine Months Ended October 2, 2026
Derivatives:
Foreign currency contracts	Net operating revenues	$65	$199
Foreign currency and commodity contracts	Cost of goods sold	(11)	(46)
Foreign currency and interest rate contracts	Interest expense	1	5
Foreign currency contracts	Other income (loss) — net	10	25
	Income before income taxes	65	183
	Income taxes	(15)	(44)
	Consolidated net income	$50	$139
Available-for-sale debt securities:
Sale of debt securities	Other income (loss) — net	$1	$2
	Income before income taxes	1	2
	Income taxes	—	—
	Consolidated net income	$1	$2
Pension and other postretirement benefit liabilities:
Settlement loss (gain)[1]	Other income (loss) — net	$167	$167
Amortization of net actuarial loss (gain)	Other income (loss) — net	21	64
	Income before income taxes	188	231
	Income taxes	(26)	(36)
	Consolidated net income	$162	$195
1Related to the purchase of a buy-out annuity contract (“buy-out”) for a non-U.S. defined benefit plan. Refer to Note 13.
NOTE 11: CHANGES IN EQUITY
The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

			Shareowners of The Coca-Cola Company
Three Months Ended October 2, 2026	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
July 3, 2026	4,303	$38,315	$84,169	$(13,626)	$1,760	$20,741	$(56,894)	$2,165
Comprehensive income (loss)	—	3,545	4,009	(464)	—	—	—	—
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.53 per share)	—	(2,280)	(2,280)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(4)	—	—	—	—	—	(4)
Purchases of treasury stock	(3)	(238)	—	—	—	—	(238)	—
Impact related to stock-based compensation plans	2	195	—	—	—	153	42	—
October 2, 2026	4,302	$39,533	$85,898	$(14,090)	$1,760	$20,894	$(57,090)	$2,161

			Shareowners of The Coca-Cola Company
Nine Months Ended October 2, 2026	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
December 31, 2025	4,302	$34,275	$80,382	$(14,131)	$1,760	$20,581	$(56,423)	$2,106
Comprehensive income (loss)	—	12,466	12,358	41	—	—	—	67
Dividends paid/payable to shareowners of The Coca-Cola Company ($1.59 per share)	—	(6,842)	(6,842)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(12)	—	—	—	—	—	(12)
Purchases of treasury stock	(10)	(787)	—	—	—	—	(787)	—
Impact related to stock-based compensation plans	10	433	—	—	—	313	120	—
October 2, 2026	4,302	$39,533	$85,898	$(14,090)	$1,760	$20,894	$(57,090)	$2,161

			Shareowners of The Coca-Cola Company
Three Months Ended September 26, 2025	Common Shares Outstanding	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non-controlling Interests
June 27, 2025	4,304	$30,182	$78,803	$(15,758)	$1,760	$19,970	$(56,190)	$1,597
Comprehensive income (loss)[1]	—	4,288	3,696	806	—	—	—	(214)
Dividends paid/payable to shareowners of The Coca-Cola Company ($0.51 per share)	—	(2,194)	(2,194)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	(7)	—	—	—	—	—	(7)
Purchases of treasury stock	(3)	(174)	—	—	—	—	(174)	—
Impact related to stock-based compensation plans	1	92	—	—	—	83	9	—
Sale of subsidiary shares[1]	—	1,080	—	—	—	436	—	644
September 26, 2025	4,302	$33,267	$80,305	$(14,952)	$1,760	$20,489	$(56,355)	$2,020
1In July 2025, we sold a 40% noncontrolling interest in our bottling operations in India to a local partner for approximately $1.3 billion, which, net of direct costs, resulted in an increase to total equity of $1.1 billion. As a result, 40% of the subsidiary’s equity was allocated to the noncontrolling interest and the remaining amount was recorded in capital surplus. Additionally, $226 million of foreign currency translation adjustments included in AOCI were allocated to the noncontrolling interest.

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
1In July 2025, we sold a 40% noncontrolling interest in our bottling operations in India to a local partner for approximately $1.3 billion, which, net of direct costs, resulted in an increase to total equity of $1.1 billion. As a result, 40% of the subsidiary’s equity was allocated to the noncontrolling interest and the remaining amount was recorded in capital surplus. Additionally, $226 million of foreign currency translation adjustments included in AOCI were allocated to the noncontrolling interest.
NOTE 12: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
Other Operating Charges
During the three months ended October 2, 2026, the Company recorded other operating charges of $10 million. These charges consisted of $6 million related to North America modernization initiatives and $4 million for the amortization of noncompete agreements related to the BA Sports Nutrition, LLC (“BodyArmor”) acquisition in 2021.
During the nine months ended October 2, 2026, the Company recorded other operating charges of $54 million. These charges consisted of $19 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $16 million related to North America modernization initiatives, $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $8 million related to tax litigation expense.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended October 2, 2026, the Company recorded net charges of $8 million and $30 million, respectively. During the three and nine months ended September 26, 2025, the Company recorded a net gain of $7 million and a net charge of $21 million, respectively. These amounts represent the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees.

Other Income (Loss) — Net
During the three months ended October 2, 2026, the Company recognized a net gain of $37 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recorded charges of $167 million and $25 million for a settlement loss and special termination benefits, respectively, related to a non-U.S. pension plan. The Company also recorded a reduction in the previously recorded impairment charge of $5 million related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates.
During the nine months ended October 2, 2026, the Company recognized a net gain of $338 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities. Additionally, the Company recorded charges of $167 million and $25 million for a settlement loss and special termination benefits, respectively, related to a non-U.S. pension plan. The Company also recorded a reduction in the previously recorded impairment charge of $61 million related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates.
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
During the nine months ended September 26, 2025, the Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $295 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and a gain of $102 million related to the refranchising of our bottling operations in certain territories in India. The Company also recorded a charge of $393 million related to certain operations held for sale in Nigeria and recorded other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Additionally, the Company recorded a charge of $36 million related to the refranchising of certain bottling operations in Ghana, and charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 for additional information on our bottling operations in Africa and our divestiture activities. Refer to Note 4 for additional information on equity and debt securities. Refer to Note 13 for additional information on our pension activities. Refer to Note 15 for additional information on the impairment charges and the bottling operations in Ghana.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Net periodic benefit cost or income for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Plans		Other Postretirement Benefit Plans

	Three Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Service cost	$26	$26	$1	$1
Interest cost	74	76	2	3
Expected return on plan assets[1]	(94)	(106)	(1)	(1)
Amortization of prior service cost (credit)	1	1	(1)	(1)
Amortization of net actuarial loss (gain)	21	25	—	(1)
Settlement loss (gain)[2]	167	—	—	—
Special termination benefits[3]	25	—	—	—
Net periodic benefit cost (income)	$220	$22	$1	$1
1The weighted-average expected long-term rates of return on plan assets used in computing 2026 net periodic benefit cost (income) were 6.25% for pension plans and 6.75% for other postretirement benefit plans.
2The settlement loss is related to the buy-out of a non-U.S. defined benefit plan.
3The special termination benefits represent benefit uplifts provided to plan participants included in the buy-out.

	Pension Plans		Other Postretirement Benefit Plans

	Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Service cost	$78	$77	$2	$3
Interest cost	225	225	7	8
Expected return on plan assets[1]	(289)	(314)	(3)	(3)
Amortization of prior service cost (credit)	2	1	(2)	(2)
Amortization of net actuarial loss (gain)	64	76	—	(1)
Settlement loss (gain)[2]	167	—	—	—
Curtailment loss (gain)[3]	—	11	—	—
Special termination benefits[4]	25	25	—	—
Net periodic benefit cost (income)	$272	$101	$4	$5
1The weighted-average expected long-term rates of return on plan assets used in computing 2026 net periodic benefit cost (income) were 6.25% for pension plans and 6.75% for other postretirement benefit plans.
2The settlement loss is related to the buy-out of a non-U.S. defined benefit plan.
3The curtailment loss was primarily related to the buy-in annuity purchase (“buy-in”) for a non-U.S. defined benefit plan. The Company intends to convert the buy-in to a buy-out in the future, at which time the insurer would assume full responsibility for the plan obligations.
4The special termination benefits represent benefit uplifts provided to plan participants included in the 2026 buy-out and the 2025 buy-in.
All of the amounts in the tables above, other than service cost, were recorded in the line item other income (loss) — net in our consolidated statements of income. During the nine months ended October 2, 2026, the Company contributed $18 million to our pension trusts, offset by a $218 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company. We anticipate making additional contributions of approximately $9 million during the remainder of 2026. The Company contributed $23 million to our pension trusts, offset by a $331 million transfer of surplus non-U.S. plan assets from pension trusts to general assets of the Company during the nine months ended September 26, 2025.
NOTE 14: INCOME TAXES
The Company recorded income taxes of $777 million (16.1% effective tax rate) and $500 million (11.9% effective tax rate) during the three months ended October 2, 2026 and September 26, 2025, respectively. The Company recorded income taxes of $2,459 million (16.5% effective tax rate) and $2,215 million (17.0% effective tax rate) during the nine months ended October 2, 2026 and September 26, 2025, respectively.
The Company’s effective tax rates for the three and nine months ended October 2, 2026 and September 26, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended October 2, 2026 included $172 million and $491 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $57 million and $155 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rates for the three and nine months ended October 2, 2026 also included net tax benefits of $117 million and $298 million, respectively, primarily related to return to provision adjustments.
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
During the nine months ended October 2, 2026, the Company invested $75 million in limited partnerships that receive tax credits and other tax benefits by constructing, owning and operating alternative energy generation facilities. During the three and nine months ended October 2, 2026, the Company received tax credits and other income tax benefits of $193 million and $198 million, respectively, and recognized amortization expense of $176 million and $180 million, respectively, related to all of our investments of this nature. The amount of non-income tax-related activity and other returns related to these investments was not material during the three and nine months ended October 2, 2026.
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
As of October 2, 2026 and December 31, 2025, the carrying values of these investments were $70 million and $32 million, respectively. The Company recorded $174 million and $32 million of unfunded commitments related to these investments in the line item accounts payable and accrued expenses in our consolidated balance sheets as of October 2, 2026 and December 31, 2025, respectively.
We are currently in litigation with the IRS for tax years 2007 through 2009. Refer to Note 9.
NOTE 15: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following tables summarize assets and liabilities measured at fair value on a recurring basis (in millions):

October 2, 2026	Level 1	Level 2	Level 3	Other[3]	Netting Adjustment	[4]	Fair Value Measurements
Assets:
Equity securities with readily determinable values[1]	$2,208	$535	$92	$395	$—		$3,230
Debt securities[1]	—	2,718	—	—	—		2,718
Derivatives[2]	—	767	—	—	(596)	[5]	171	[7]
Total assets	$2,208	$4,020	$92	$395	$(596)		$6,119
Liabilities:
Derivatives[2]	$2	$1,186	$—	$—	$(1,171)	[6]	$17	[7]
Total liabilities	$2	$1,186	$—	$—	$(1,171)		$17
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
5The Company is obligated to return $90 million in cash collateral it has netted against its derivative position.
6The Company has the right to reclaim $657 million in cash collateral it has netted against its derivative position.
7The Company’s derivative financial instruments were recorded at fair value in our consolidated balance sheet as follows: $11 million in the line item assets held for sale, $160 million in the line item other noncurrent assets, $2 million in the line item liabilities held for sale and $15 million in the line item other noncurrent liabilities. Refer to Note 6 for additional information related to the composition of our derivatives portfolio.

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
Excluding the remeasurement of the fairlife contingent consideration liability during the nine months ended September 26, 2025, gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended October 2, 2026 and September 26, 2025. Refer to Note 12 for additional information on the fairlife contingent consideration liability.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended October 2, 2026 and September 26, 2025.
Nonrecurring Fair Value Measurements
The gains and losses on assets measured at fair value on a nonrecurring basis are summarized in the following table (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	October 2, 2026		September 26, 2025		October 2, 2026		September 26, 2025
Assets held for sale	$5	[1]	$(235)	[2]	$61	[1]	$(263)	[2]
Other-than-temporary impairment charges	—		—		—		(65)	[3,4]
Impairment of intangible assets	—		—		—		(31)	[5]
Total	$5		$(235)		$61		$(359)
1During the three and nine months ended October 2, 2026, the Company recorded reductions in the previously recorded impairment charge related to our bottling operations in Africa, which are held for sale, of $5 million and $61 million, respectively, based on Level 3 inputs. These reductions were recorded in the line item other income (loss) — net in our consolidated statements of income. Refer to Note 2.
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

3During the nine months ended September 26, 2025, the Company recorded an other-than-temporary impairment charge of $40 million related to an equity method investee in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
4During the nine months ended September 26, 2025, the Company recorded an other-than-temporary impairment charge of $25 million related to a joint venture in Latin America. This impairment charge was derived using Level 3 inputs and was due to the joint venture’s restructuring and planned liquidation. This charge was recorded in the line item other income (loss) — net in our consolidated statement of income.
5During the nine months ended September 26, 2025, the Company recorded an asset impairment charge of $31 million related to a trademark in Latin America. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results and changes in macroeconomic conditions. This charge was recorded in the line item other operating charges in our consolidated statement of income. The remaining carrying value of the trademark is $55 million.
Other Fair Value Disclosures
The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those instruments. Where quoted prices are not available, the fair value is estimated using discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. As of October 2, 2026, the carrying value and fair value of our long-term debt, including the current portion, were $41,546 million and $35,398 million, respectively. As of December 31, 2025, the carrying value and fair value of our long-term debt, including the current portion, were $43,941 million and $39,385 million, respectively.

NOTE 16: OPERATING SEGMENTS
Our organizational structure consists of the following five operating segments: Europe, Middle East and Africa (“EMEA”), Latin America, North America, Asia Pacific, and Bottling Investments. Information about our Company’s operations by operating segment and Corporate is as follows (in millions):

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Three Months Ended October 2, 2026
Net operating revenues:
Third party	$2,982	$1,958	$5,384	$1,498	$1,520	$13,342	$38	$—	$13,380
Intersegment	122	—	2	65	3	192	—	(192)	—
Total net operating revenues	3,104	1,958	5,386	1,563	1,523	13,534	38	(192)	13,380
Cost of goods sold	768	293	2,565	497	1,038	5,161	(39)	(192)	4,930
Selling, general and administrative expenses	1,165	513	1,049	503	280	3,510	465	—	3,975
Other operating charges	—	—	6	—	—	6	4	—	10
Operating income (loss)	$1,171	$1,152	$1,766	$563	$205	$4,857	$(392)	$—	$4,465
Interest income									224
Interest expense									354
Equity income (loss) — net									653
Other income (loss) — net									(155)
Income before income taxes									$4,833

Other segment information:
Capital expenditures	$50	$—	$135	$—	$90	$275	$104	$—	$379
Depreciation and amortization	45	9	91	14	85	244	9	—	253
Three Months Ended September 26, 2025
Net operating revenues:
Third party	$2,818	$1,572	$5,249	$1,438	$1,344	$12,421	$34	$—	$12,455
Intersegment	178	1	4	68	2	253	—	(253)	—
Total net operating revenues	2,996	1,573	5,253	1,506	1,346	12,674	34	(253)	12,455
Cost of goods sold	867	281	2,523	471	955	5,097	(47)	(253)	4,797
Selling, general and administrative expenses	1,032	395	1,049	514	334	3,324	294	—	3,618
Other operating charges	—	—	—	—	—	—	58	—	58
Operating income (loss)	$1,097	$897	$1,681	$521	$57	$4,253	$(271)	$—	$3,982
Interest income									185
Interest expense									391
Equity income (loss) — net									644
Other income (loss) — net									(237)
Income before income taxes									$4,183

Other segment information:
Capital expenditures	$66	$—	$176	$12	$105	$359	$120	$—	$479
Depreciation and amortization	40	8	83	12	78	221	47	—	268

	EMEA	Latin America	North America	Asia Pacific	Bottling Investments	Operating Segments Total	Corporate	Eliminations	Consolidated
Nine Months Ended October 2, 2026
Net operating revenues:
Third party	$8,876	$5,475	$15,680	$4,411	$4,683	$39,125	$107	$—	$39,232
Intersegment	480	—	7	241	7	735	—	(735)	—
Total net operating revenues	9,356	5,475	15,687	4,652	4,690	39,860	107	(735)	39,232
Cost of goods sold	2,345	842	7,556	1,484	3,216	15,443	(193)	(735)	14,515
Selling, general and administrative expenses	3,272	1,266	3,048	1,413	987	9,986	1,181	—	11,167
Other operating charges	—	—	16	—	—	16	38	—	54
Operating income (loss)	$3,739	$3,367	$5,067	$1,755	$487	$14,415	$(919)	$—	$13,496
Interest income									644
Interest expense									1,098
Equity income (loss) — net									1,641
Other income (loss) — net									236
Income before income taxes									$14,919

Other segment information:
Capital expenditures	$150	$—	$397	$1	$255	$803	$260	$—	$1,063
Depreciation and amortization	144	26	282	37	254	743	40	—	783
Nine Months Ended September 26, 2025
Net operating revenues:
Third party	$8,307	$4,636	$14,636	$4,227	$4,214	$36,020	$99	$—	$36,119
Intersegment	522	1	7	272	6	808	—	(808)	—
Total net operating revenues	8,829	4,637	14,643	4,499	4,220	36,828	99	(808)	36,119
Cost of goods sold	2,521	818	7,034	1,337	2,983	14,693	(211)	(808)	13,674
Selling, general and administrative expenses	2,821	1,030	2,966	1,370	1,002	9,189	1,133	—	10,322
Other operating charges	—	31	—	—	—	31	171	—	202
Operating income (loss)	$3,487	$2,758	$4,643	$1,792	$235	$12,915	$(994)	$—	$11,921
Interest income									553
Interest expense									1,223
Equity income (loss) — net									1,556
Other income (loss) — net									229
Income before income taxes									$13,036

Other segment information:
Capital expenditures	$156	$1	$445	$17	$329	$948	$282	$—	$1,230
Depreciation and amortization	139	23	245	34	230	671	143	—	814
Effective March 31, 2026, our Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. Information about total assets by segment is not disclosed because such information is not regularly provided to, or used by, our CODM.
During the three and nine months ended October 2, 2026 and September 26, 2025, our operating segments and Corporate were impacted by acquisition and divestiture activities. Refer to Note 2. Additionally, during the three and nine months ended October 2, 2026 and September 26, 2025, our operating segments and Corporate were impacted by certain significant operating and nonoperating items. Refer to Note 12.

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
During the three months ended December 31, 2025, the operating results related to our BodyArmor sports performance and hydration beverage business, combined with lower expectations of future performance compared to the original forecasts, triggered the need to update the Company’s impairment analysis, including a reassessment of the business projections for the trademark. Based on this assessment, the Company concluded that the fair value of the trademark was less than its carrying value and recorded an impairment charge of $960 million. The decrease in fair value was primarily driven by the revised projections of future operating results, including a slowing of the projected long-term growth rate for the category, an intensifying competitive environment, and more focused innovation and international rollout plans. The remaining carrying value of the trademark is $2,440 million. As of October 2, 2026, the fair value of this trademark approximates its carrying value. If the near-term operating results of this trademark do not achieve our revised financial projections, or if the macroeconomic conditions change, causing the discount rate to increase without an offsetting increase in the operating results, it is likely that we would be required to recognize an additional impairment charge. Management will continue to monitor the fair value of this trademark in future periods.
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
In May 2025, the Company refranchised our bottling operations in certain territories in India. The impact of this refranchising has been included as a structural change in our analysis of net operating revenues on a consolidated basis as well as for the Bottling Investments and Asia Pacific operating segments for the nine months ended October 2, 2026. Additionally, in October 2025, the Company sold our finished product operations in Nigeria. The impact of this sale has been included as a divestiture in our analysis of net operating revenues on a consolidated basis as well as for the EMEA operating segment for the three and nine months ended October 2, 2026.
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
Information about our volume growth worldwide and for each of our operating segments is as follows:

	Percent Change 2026 versus 2025
	Three Months Ended October 2, 2026				Nine Months Ended October 2, 2026
	Unit Cases[1,2,3]		Concentrate Sales[4]		Unit Cases[1,2,3]		Concentrate Sales[4]
Worldwide	5%		6%	[6]	4%		6%
EMEA	5		6		3		4
Latin America	6		8		3		6
North America	—		2		2		5
Asia Pacific	6		8		7		10
Bottling Investments	8	[5]	N/A		5	[5]	N/A
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
5After considering the impact of structural changes, unit case volume for Bottling Investments for the three and nine months ended October 2, 2026 increased 10% and 7%, respectively.
6After considering the impact of divestiture activities, worldwide concentrate sales volume for the three months ended October 2, 2026 increased 7%.
Unit Case Volume
Although a significant portion of our Company’s net operating revenues is not based directly on unit case volume, we believe unit case volume performance is one of the indicators of the underlying strength of the Coca-Cola system because it measures demand for our products at the consumer level.
Three Months Ended October 2, 2026 versus Three Months Ended September 26, 2025
Unit case volume in EMEA increased 5%, which included 6% growth in Trademark Coca-Cola, 5% growth in water, sports, coffee and tea, 3% growth in sparkling flavors, as well as growth in energy drinks, partially offset by an 8% decline in juice, value-added dairy and plant-based beverages, which was driven by the impact of the sale of our finished product operations in Nigeria in 2025. The operating segment’s volume performance included an increase in unit case volume of 8% in the Eurasia and Middle East operating unit, 7% in the Africa operating unit and 2% in the Europe operating unit.
Unit case volume in Latin America increased 6%, which included 6% growth in Trademark Coca-Cola, 7% growth in water, sports, coffee and tea, 6% growth in sparkling flavors, 2% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 3% growth in Mexico, 6% growth in Brazil, 26% growth in Peru and 17% growth in Colombia.
Unit case volume in North America was even, which included 2% growth in Trademark Coca-Cola, 1% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks, offset by a 4% decline in water, sports, coffee and tea as well as a 2% decline in sparkling flavors.

Unit case volume in Asia Pacific increased 6%, which included 7% growth in both Trademark Coca-Cola and water, sports, coffee and tea, 4% growth in sparkling flavors, 3% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 17% growth in the India and Southwest Asia operating unit, 6% growth in both the Greater China and Mongolia and the ASEAN and South Pacific operating units, partially offset by a 5% decline in the Japan and South Korea operating unit.
Unit case volume for Bottling Investments increased 8%, primarily driven by growth in India and Africa.
Nine Months Ended October 2, 2026 versus Nine Months Ended September 26, 2025
Unit case volume in EMEA increased 3%, which included 3% growth in Trademark Coca-Cola, 5% growth in water, sports, coffee and tea, 2% growth in sparkling flavors, as well as growth in energy drinks, partially offset by an 11% decline in juice, value-added dairy and plant-based beverages, which was driven by the impact of the sale of our finished product operations in Nigeria. The operating segment’s volume performance included an increase in unit case volume of 5% in both the Eurasia and Middle East and Africa operating units and 2% growth in the Europe operating unit.
Unit case volume in Latin America increased 3%, which included 3% growth in Trademark Coca-Cola, 4% growth in water, sports, coffee and tea, 3% growth in sparkling flavors, 1% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 5% growth in Brazil, 16% growth in Peru, 15% growth in Colombia and 1% growth in Mexico, partially offset by a decline of 4% in Argentina.
Unit case volume in North America increased 2%, which included 4% growth in Trademark Coca-Cola, 2% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. Unit case volume in both sparkling flavors and water, sports, coffee and tea was even.
Unit case volume in Asia Pacific increased 7%, which included 7% growth in Trademark Coca-Cola, 8% growth in water, sports, coffee and tea, 6% growth in sparkling flavors, 4% growth in juice, value-added dairy and plant-based beverages, as well as growth in energy drinks. The operating segment’s volume performance included 11% growth in the India and Southwest Asia operating unit, 7% growth in the Greater China and Mongolia operating unit and 6% growth in the ASEAN and South Pacific operating unit. Unit case volume in the Japan and South Korea operating unit was even.
Unit case volume for Bottling Investments increased 5%, primarily driven by growth in India and Africa, partially offset by the impact of refranchising certain territories of our bottling operations in India.
Concentrate Sales Volume
During the three months ended October 2, 2026, worldwide concentrate sales volume increased 6% and unit case volume increased 5% compared to the three months ended September 26, 2025. During the nine months ended October 2, 2026, worldwide concentrate sales volume increased 6% and unit case volume increased 4% compared to the nine months ended September 26, 2025. Concentrate sales volume growth is calculated based on the amount sold during the reporting periods, which is impacted by the number of days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of days in the reporting periods. The first quarter of 2026 had six additional days when compared to the first quarter of 2025, which contributed to the differences between concentrate sales volume and unit case volume growth rates on a consolidated basis and for the individual operating segments during the nine months ended October 2, 2026. Additionally, the differences between concentrate sales volume and unit case volume growth rates for the operating segments were impacted by the timing of concentrate shipments. We generally expect the differences between concentrate sales volume and unit case volume growth rates to be minimal on a full year basis; however, for the full year 2026 we currently expect worldwide concentrate sales volume growth to be slightly behind unit case volume growth.

Net Operating Revenues
Three Months Ended October 2, 2026 versus Three Months Ended September 26, 2025
During the three months ended October 2, 2026, net operating revenues were $13,380 million, compared to $12,455 million during the three months ended September 26, 2025, an increase of $925 million, or 7%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2026 versus 2025
	Volume[1]	Price/Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	7%	1%	1%	(1)%	7%
EMEA	6	1	—	(3)	4
Latin America	8	7	9	—	25
North America	2	1	—	—	3
Asia Pacific	8	(2)	(3)	—	4
Bottling Investments	10	3	1	—	13
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
Price/mix had a 1% favorable impact on our consolidated net operating revenues. Price/mix was impacted by a variety of factors and events, including, but not limited to, the following:
•EMEA — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing, and favorable mix;
•North America — favorable pricing initiatives, partially offset by unfavorable mix;
•Asia Pacific — unfavorable mix; and
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted our consolidated net operating revenues by 1%. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, South African rand and Chinese yuan, which had a favorable impact on our Latin America, EMEA, Asia Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Japanese yen, Indian rupee, euro and Turkish lira, which had an unfavorable impact on our Asia Pacific, EMEA and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Nine Months Ended October 2, 2026 versus Nine Months Ended September 26, 2025
During the nine months ended October 2, 2026, net operating revenues were $39,232 million, compared to $36,119 million during the nine months ended September 26, 2025, an increase of $3,113 million, or 9%.
The following table illustrates, on a percentage basis, the estimated impact of the factors resulting in the increase (decrease) in net operating revenues on a consolidated basis and for each of our operating segments:

	Percent Change 2026 versus 2025
	Volume[1]	Price/Mix	Foreign Currency Fluctuations	Acquisitions & Divestitures[2]	Total
Consolidated	6%	1%	2%	(1)%	9%
EMEA	4	2	3	(3)	6
Latin America	6	4	8	—	18
North America	5	2	—	—	7
Asia Pacific	10	(6)	(1)	—	3
Bottling Investments	10	1	2	(1)	11
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
Price/mix had a 1% favorable impact on our consolidated net operating revenues. Price/mix was impacted by a variety of factors and events, including, but not limited to, the following:
•EMEA — favorable pricing initiatives, including inflationary pricing, partially offset by unfavorable mix;
•Latin America — favorable pricing initiatives, including inflationary pricing, and favorable mix;
•North America — favorable pricing initiatives, partially offset by unfavorable mix;
•Asia Pacific — unfavorable mix, including affordability initiatives; and
•Bottling Investments — favorable pricing initiatives, partially offset by unfavorable mix.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted our consolidated net operating revenues by 2%. Net operating revenues were favorably impacted by a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real, South African rand and euro, which had a favorable impact on our Latin America, EMEA and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Indian rupee, Japanese yen, Turkish lira and Argentine peso, which had an unfavorable impact on our Asia Pacific, EMEA, Latin America and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.

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
Our gross profit margin increased to 63.2% for the three months ended October 2, 2026, compared to 61.5% for the three months ended September 26, 2025. Our gross profit margin increased to 63.0% for the nine months ended October 2, 2026, compared to 62.1% for the nine months ended September 26, 2025. The increases were primarily due to the favorable impact of pricing initiatives and foreign currency exchange rate fluctuations, commodity cost stabilization, as well as the impact of the sale of our finished product operations in Nigeria.
Selling, General and Administrative Expenses
During the three months ended October 2, 2026, selling, general and administrative expenses were $3,975 million, compared to $3,618 million during the three months ended September 26, 2025, an increase of $357 million, or 10%. The increase was primarily due to increased marketing spending and increased annual incentive expense due to timing.
During the nine months ended October 2, 2026, selling, general and administrative expenses were $11,167 million, compared to $10,322 million during the nine months ended September 26, 2025, an increase of $845 million, or 8%. The increase was primarily due to increased marketing spending, partially offset by lower annual incentive expense. Additionally, during the nine months ended October 2, 2026, foreign currency exchange rate fluctuations increased selling, general and administrative expenses by 2%.
Advertising expenses for the three months ended October 2, 2026 and September 26, 2025 were $1,777 million and $1,523 million, respectively. Advertising expenses for the nine months ended October 2, 2026 and September 26, 2025 were $4,719 million and $3,940 million, respectively.
Other Operating Charges
Other operating charges incurred by our operating segments and Corporate were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
EMEA	$—	$—	$—	$—
Latin America	—	—	—	31
North America	6	—	16	—
Asia Pacific	—	—	—	—
Bottling Investments	—	—	—	—
Corporate	4	58	38	171
Total	$10	$58	$54	$202
During the three months ended October 2, 2026, the Company recorded other operating charges of $10 million. These charges consisted of $6 million related to North America modernization initiatives and $4 million for the amortization of noncompete agreements related to the BodyArmor acquisition.
During the nine months ended October 2, 2026, the Company recorded other operating charges of $54 million. These charges consisted of $19 million related to an indemnification agreement entered into as a part of the refranchising of certain of our bottling operations, $16 million related to North America modernization initiatives, $11 million for the amortization of noncompete agreements related to the BodyArmor acquisition and $8 million related to tax litigation expense.
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
Operating Income and Operating Margin
Information about our operating income contribution by operating segment and Corporate on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
EMEA	26.2%	27.5%	27.7%	29.3%
Latin America	25.8	22.5	25.0	23.1
North America	39.6	42.2	37.5	38.9
Asia Pacific	12.6	13.2	13.0	15.0
Bottling Investments	4.6	1.4	3.6	2.0
Corporate	(8.8)	(6.8)	(6.8)	(8.3)
Total	100.0%	100.0%	100.0%	100.0%
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
Information about our operating margin on a consolidated basis and for each of our operating segments and Corporate is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2026	September 26, 2025	October 2, 2026	September 26, 2025
Consolidated	33.4%	32.0%	34.4%	33.0%
EMEA	39.3	38.9	42.1	42.0
Latin America	58.9	57.1	61.5	59.5
North America	32.8	32.0	32.3	31.7
Asia Pacific	37.6	36.3	39.8	42.4
Bottling Investments	13.4	4.2	10.4	5.6
Corporate	*	*	*	*
* Calculation is not meaningful.
Three Months Ended October 2, 2026 versus Three Months Ended September 26, 2025
During the three months ended October 2, 2026, operating income was $4,465 million, compared to $3,982 million during the three months ended September 26, 2025, an increase of $483 million, or 12%. The increase was primarily driven by an increase in concentrate sales volume of 7%, favorable price/mix, lower commodity costs, lower other operating charges and a favorable foreign currency exchange rate impact of 3%, partially offset by increased marketing spending and higher operating expenses.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted consolidated operating income by 3% due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso and Brazilian real, which had a favorable impact on our Latin America operating segment. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Japanese yen and euro, which had an unfavorable impact on our Asia Pacific and EMEA operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The EMEA operating segment reported operating income of $1,171 million and $1,097 million for the three months ended October 2, 2026 and September 26, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 6%, favorable price/mix and lower commodity costs, partially offset by increased marketing spending and higher operating expenses.
Latin America reported operating income of $1,152 million and $897 million for the three months ended October 2, 2026 and September 26, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 8%, favorable price/mix, lower commodity costs, lower operating expenses and a favorable foreign currency exchange rate impact of 14%, partially offset by increased marketing spending.
Operating income for North America for the three months ended October 2, 2026 and September 26, 2025 was $1,766 million and $1,681 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 2%, favorable price/mix and decreased marketing spending partly due to timing, partially offset by higher commodity costs, higher operating expenses and higher other operating charges.
Asia Pacific’s operating income for the three months ended October 2, 2026 and September 26, 2025 was $563 million and $521 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 8%, partially offset by unfavorable price/mix and an unfavorable foreign currency exchange rate impact of 6%.
Bottling Investments’ operating income for the three months ended October 2, 2026 and September 26, 2025 was $205 million and $57 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 10%, favorable price/mix, lower commodity costs and lower operating expenses, partially offset by an unfavorable foreign currency exchange rate impact of 2%.
Corporate’s operating loss for the three months ended October 2, 2026 and September 26, 2025 was $392 million and $271 million, respectively. This increase is primarily a result of higher annual incentive expense due to timing and increased marketing expenses, partially offset by lower other operating charges.
Nine Months Ended October 2, 2026 versus Nine Months Ended September 26, 2025
During the nine months ended October 2, 2026, operating income was $13,496 million, compared to $11,921 million during the nine months ended September 26, 2025, an increase of $1,575 million, or 13%. The increase was primarily driven by an increase in concentrate sales volume of 6%, favorable price/mix, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 4%, partially offset by higher commodity costs and increased marketing spending.
Fluctuations in foreign currency exchange rates, including the effects of our hedging activities, favorably impacted consolidated operating income by 4% due to a weaker U.S. dollar compared to certain foreign currencies, including the Mexican peso, Brazilian real and euro, which had a favorable impact on our Latin America and EMEA operating segments. The favorable impact of a weaker U.S. dollar compared to the currencies listed above was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the Argentine peso, Japanese yen, Indian rupee and Turkish lira, which had an unfavorable impact on our Latin America, Asia Pacific, EMEA and Bottling Investments operating segments. Refer to the heading “Liquidity, Capital Resources and Financial Position — Foreign Exchange” below.
The EMEA operating segment reported operating income of $3,739 million and $3,487 million for the nine months ended October 2, 2026 and September 26, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 4%, favorable price/mix, lower commodity costs and a favorable foreign currency exchange rate impact of 3%, partially offset by increased marketing spending and higher operating expenses.
Latin America reported operating income of $3,367 million and $2,758 million for the nine months ended October 2, 2026 and September 26, 2025, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 6%, favorable price/mix, lower commodity costs, lower operating expenses, lower other operating charges and a favorable foreign currency exchange rate impact of 12%, partially offset by increased marketing spending.
Operating income for North America for the nine months ended October 2, 2026 and September 26, 2025 was $5,067 million and $4,643 million, respectively. The increase in operating income was primarily driven by an increase in concentrate sales volume of 5%, favorable price/mix and lower operating expenses, partially offset by higher commodity costs, increased marketing spending and higher other operating charges.
Asia Pacific’s operating income for the nine months ended October 2, 2026 and September 26, 2025 was $1,755 million and $1,792 million, respectively. The decrease in operating income was primarily driven by unfavorable price/mix, higher commodity costs and increased marketing spending, partially offset by an increase in concentrate sales volume of 10% and lower operating expenses.
Bottling Investments’ operating income for the nine months ended October 2, 2026 and September 26, 2025 was $487 million and $235 million, respectively. The increase in operating income was primarily driven by an increase in unit case volume of 10%, favorable price/mix, lower commodity costs and lower operating expenses, partially offset by increased marketing spending.
Corporate’s operating loss for the nine months ended October 2, 2026 and September 26, 2025 was $919 million and $994 million, respectively. This decrease is primarily a result of lower operating expenses due to lower annual incentive expense and lower other operating charges, partially offset by increased marketing expenses.
Based on current spot rates and our hedging coverage in place, we expect foreign currency exchange rate fluctuations will have a favorable impact on our full year 2026 operating income.
Interest Income
During the three months ended October 2, 2026, interest income was $224 million, compared to $185 million during the three months ended September 26, 2025, an increase of $39 million, or 21%. During the nine months ended October 2, 2026, interest income was $644 million, compared to $553 million during the nine months ended September 26, 2025, an increase of $91 million, or 17%. The increases were primarily driven by higher average investment balances.
Interest Expense
During the three months ended October 2, 2026, interest expense was $354 million, compared to $391 million during the three months ended September 26, 2025, a decrease of $37 million, or 9%. During the nine months ended October 2, 2026, interest expense was $1,098 million, compared to $1,223 million during the nine months ended September 26, 2025, a decrease of $125 million, or 10%. The decreases were primarily due to lower average short-term debt balances.
Equity Income (Loss) — Net
During the three months ended October 2, 2026, equity income was $653 million, compared to equity income of $644 million during the three months ended September 26, 2025, an increase of $9 million, or 1%. During the nine months ended October 2, 2026, equity income was $1,641 million, compared to equity income of $1,556 million during the nine months ended September 26, 2025, an increase of $85 million, or 5%. These increases reflect, among other items, the impact of more favorable operating results reported by certain of our equity method investees, and a favorable foreign currency exchange rate impact. These favorable impacts were partially offset by the increase of net charges resulting from the Company’s proportionate share of significant operating and nonoperating items recorded by certain of our equity method investees, and the impact of the sale of our ownership interests in certain equity method investees in 2025.
Other Income (Loss) — Net
Three Months Ended October 2, 2026 versus Three Months Ended September 26, 2025
During the three months ended October 2, 2026, other income (loss) — net was a loss of $155 million. The Company recorded expense of $194 million related to the non-service cost components of net periodic benefit cost, which included charges of $167 million and $25 million for a settlement loss and special termination benefits, respectively, related to a non-U.S. pension plan and foreign currency exchange losses of $29 million. Other income (loss) — net also included $14 million of costs related to our trade accounts receivable factoring program. Additionally, other income (loss) — net included a net gain of $37 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and dividend income of $44 million. The Company also recorded a $5 million reduction in the previously recorded impairment charge related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates.
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
Nine Months Ended October 2, 2026 versus Nine Months Ended September 26, 2025
During the nine months ended October 2, 2026, other income (loss) — net was income of $236 million. The Company recognized a net gain of $338 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities and dividend income of $115 million. Additionally, other income (loss) — net included expense of $196 million related to the non-service cost components of net periodic benefit cost, which included charges of $167 million and $25 million for a settlement loss and special termination benefits, respectively, related to a non-U.S. pension plan. The Company also recorded net foreign currency exchange losses of $36 million and a $61 million reduction in the previously recorded impairment charge related to our bottling operations in Africa, which are held for sale. This reduction is based on management’s revised estimates. Other income (loss) — net also included $41 million of costs related to our trade accounts receivable factoring program.
During the nine months ended September 26, 2025, other income (loss) — net was income of $229 million. The Company recognized a gain of $331 million related to the sale of a portion of our ownership interest in CCEP, a net gain of $295 million related to realized and unrealized gains and losses on equity securities and trading debt securities as well as realized gains and losses on available-for-sale debt securities, dividend income of $127 million and a gain of $102 million related to the refranchising of our bottling operations in certain territories in India. Additionally, the Company recorded a charge of $393 million related to certain operations held for sale in Nigeria as well as other-than-temporary impairment charges of $40 million related to an equity method investee in Latin America and $25 million related to a joint venture in Latin America. Other income (loss) — net also included $49 million of costs related to our trade accounts receivable factoring program, a charge of $36 million related to the refranchising of certain bottling operations in Ghana, net foreign currency exchange losses of $31 million and expense of $26 million related to the non-service cost components of net periodic benefit cost, which included charges of $25 million and $11 million for special termination benefits and a curtailment loss, respectively, related to non-U.S. pension activity.
Refer to Note 2 of Notes to Consolidated Financial Statements for additional information on our bottling operations in Africa and our divestiture activities. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on equity and debt securities. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information on our pension activities. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the impairment charges and the bottling operations in Ghana.
Income Taxes
The Company recorded income taxes of $777 million (16.1% effective tax rate) and $500 million (11.9% effective tax rate) during the three months ended October 2, 2026 and September 26, 2025, respectively. The Company recorded income taxes of $2,459 million (16.5% effective tax rate) and $2,215 million (17.0% effective tax rate) during the nine months ended October 2, 2026 and September 26, 2025, respectively.
The Company’s effective tax rates for the three and nine months ended October 2, 2026 and September 26, 2025 vary from the statutory U.S. federal tax rate of 21.0%, primarily due to the tax impact of significant operating and nonoperating items, as described in Note 12 of Notes to Consolidated Financial Statements, along with the tax benefits of having significant earnings generated outside of the United States and significant earnings generated in investments accounted for under the equity method, both of which are generally taxed at rates lower than the statutory U.S. federal tax rate.
The Company’s effective tax rates for the three and nine months ended October 2, 2026 included $172 million and $491 million, respectively, of net tax benefits related to various discrete tax items, including net interest income of $57 million and $155 million, respectively, related to the IRS Tax Litigation Deposit recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The Company’s effective tax rates for the three and nine months ended October 2, 2026 also included net tax benefits of $117 million and $298 million, respectively, primarily related to return to provision adjustments.
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
At the end of each quarter, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, including the impact of several countries enacting global minimum tax regulations, the Company’s effective tax rate in 2026 is expected to be approximately 19.7% before considering the potential impact of any significant operating and nonoperating items that may affect our effective tax rate. This rate does not include the impact of the ongoing tax litigation with the IRS, if the Company were not to prevail.
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
The Company’s cash, cash equivalents, short-term investments and marketable securities totaled $16.6 billion as of October 2, 2026. In addition to these funds, our commercial paper program, and our ability to issue long-term debt, we had $6.6 billion in unused backup lines of credit for general corporate purposes as of October 2, 2026. These backup lines of credit expire at various times through 2031.
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

The Company has a trade accounts receivable factoring program in certain countries. Under this program, we can elect to sell trade accounts receivables to unaffiliated financial institutions at a discount. In these factoring arrangements, for ease of administration, the Company collects customer payments related to the factored receivables and remits those payments to the financial institutions. The Company sold $10,629 million and $11,822 million of trade accounts receivables under this program during the nine months ended October 2, 2026 and September 26, 2025, respectively. The costs of factoring such receivables were $41 million and $49 million for the nine months ended October 2, 2026 and September 26, 2025, respectively. The cash received from the financial institutions is reflected within the operating activities section of our consolidated statement of cash flows.
Our current capital allocation priorities are as follows: investing wisely to support our business operations, continuing to grow our dividend payment, enhancing our beverage portfolio and capabilities through consumer-centric acquisitions and using excess cash to repurchase shares over time. We currently expect 2026 capital expenditures to be approximately $2.2 billion. During 2026, we expect to repurchase shares to offset dilution resulting from employee stock-based compensation.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended October 2, 2026, the Company recorded net interest income of $57 million and $155 million, respectively, and for the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of October 2, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026.
The Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions and intends to vigorously defend our positions utilizing every available avenue of appeal. While the Company believes that it is more likely than not that we will ultimately prevail in this litigation upon appeal, it is possible that all, or some portion of, the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $589 million as of October 2, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the methodology asserted by the IRS and affirmed in the Opinions for the three and nine months ended October 2, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $1.4 billion, respectively. Refer to Note 9 of Notes to Consolidated Financial Statements for additional information on the tax litigation.
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
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended October 2, 2026 and September 26, 2025 was $12,471 million and $3,652 million, respectively. The increase was primarily driven by strong cash operating results, a benefit of the trade accounts receivable factoring program in the current year, lower income tax payments, a favorable impact due to foreign currency exchange rate fluctuations, timing of working capital initiatives, lower net interest payments and lower annual incentive payments. These items were partially offset by higher prior year transfers of surplus non-U.S. plan assets from pension trusts to general assets of the Company, higher restructuring payments and unfavorable hedging activity.
Additionally, the activity in 2025 included $6,069 million of the $6,173 million final milestone payment for fairlife that was made during the nine months ended September 26, 2025. Refer to Note 12 of Notes to Consolidated Financial Statements for additional information on our milestone payment for fairlife.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended October 2, 2026 and September 26, 2025 was $1,161 million and $977 million, respectively.
Purchases of Investments and Proceeds from Disposals of Investments
During the nine months ended October 2, 2026, purchases of investments were $3,706 million and proceeds from disposals of investments were $5,952 million, resulting in a net cash inflow of $2,246 million. During the nine months ended September 26, 2025, purchases of investments were $3,292 million and proceeds from disposals of investments were $4,300 million, resulting in a net cash inflow of $1,008 million. This activity primarily represents the purchases of, and proceeds from the disposals of, investments in marketable securities and short-term investments that were made as part of the Company’s overall cash management strategy. Also included in this activity are purchases of, and proceeds from the disposals of, investments held by our captive insurance companies. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information on our investments.
Acquisitions of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 2, 2026 and September 26, 2025, the Company’s acquisitions of businesses, equity method investments and nonmarketable securities totaled $204 million and $356 million, respectively. The activity during the nine months ended October 2, 2026 and September 26, 2025 included additional investments of $112 million and $54 million, respectively, in an equity method investee in Japan. The activity during the nine months ended October 2, 2026 and September 26, 2025 also included $75 million and $271 million, respectively, of investments in alternative energy limited partnerships. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information on these investments.
Proceeds from Disposals of Businesses, Equity Method Investments and Nonmarketable Securities
During the nine months ended October 2, 2026 and September 26, 2025, proceeds from disposals of businesses, equity method investments and nonmarketable securities were $1 million and $1,020 million, respectively. The activity during the nine months ended September 26, 2025 primarily related to the sale of a portion of our ownership interest in CCEP and the refranchising of certain of our bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.
Purchases of Property, Plant and Equipment
Purchases of property, plant and equipment during the nine months ended October 2, 2026 and September 26, 2025 were $1,063 million and $1,230 million, respectively.
Other Investing Activities
During the nine months ended October 2, 2026 and September 26, 2025, the total cash inflow was $271 million and $214 million, respectively. The activity during the nine months ended October 2, 2026 included the return of an advance payment of $184 million to acquire additional shares in an equity method investee in Japan. The activity during the nine months ended September 26, 2025 included $139 million related to the reimbursement of advance payments made to finance the construction of leased assets.

Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended October 2, 2026 and September 26, 2025 was $10,546 million and $3,088 million, respectively.
Loans, Notes Payable and Long-Term Debt
The Company made payments of debt of $3,165 million during the nine months ended October 2, 2026, which consisted of $1,031 million of payments related to commercial paper and short-term debt with maturities of 90 days or less, $500 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $1,634 million.
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
Issuances of Stock
The issuances of stock during the nine months ended October 2, 2026 and September 26, 2025 were related to the exercise of stock options by employees.
Purchases of Stock for Treasury
During the nine months ended October 2, 2026, the total cash outflow for treasury stock purchases was $900 million. The Company repurchased 10.0 million shares of common stock under the share repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $78.77 per share, for a total cost of $787 million. In addition to shares repurchased under the share repurchase plan, the Company’s treasury stock activity included shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company’s issuances of stock and share repurchases during the nine months ended October 2, 2026 resulted in a net cash outflow of $545 million.
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
Dividends
During the nine months ended October 2, 2026 and September 26, 2025, the Company paid dividends of $6,842 million and $4,391 million, respectively. As a result of the timing of our quarterly reporting periods as well as our dividend payment dates, the Company paid all of the 2026 third quarterly dividend in the third quarter and paid substantially all of the 2025 third quarterly dividend in the fourth quarter.
Our Board of Directors approved the Company’s regular quarterly dividend of $0.53 per share at its October 2026 meeting. This dividend is payable on December 15, 2026 to shareowners of record as of the close of business on December 1, 2026.
Proceeds from Sale of a Noncontrolling Interest
During the nine months ended September 26, 2025, the Company received proceeds of $1,277 million from the sale of a noncontrolling interest. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information.
Other Financing Activities
During the nine months ended October 2, 2026 and September 26, 2025, the total cash outflow for other financing activities was $13 million and $261 million, respectively. The cash outflow during the nine months ended September 26, 2025 included $149 million of withholding taxes and other direct costs related to the sale of a noncontrolling interest. Refer to Note 11 of Notes to Consolidated Financial Statements for additional information. Additionally, the cash outflow during the nine months ended September 26, 2025 included $104 million of the $6,173 million final milestone payment for fairlife.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments as well as to fluctuations in currencies.
Due to the geographic diversity of our operations, weakness in some currencies may be offset by strength in other currencies over time. Our hedging activities are designed to mitigate, over time, a portion of the impact of exchange rate fluctuations on our net income. Taking into account the effects of our hedging activities, the impact of fluctuations in foreign currency exchange rates increased our operating income for the three and nine months ended October 2, 2026 by 3% and 4%, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2026, and as further updated in Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended July 3, 2026. The following updates and restates the description of the previously reported U.S. Federal Income Tax Dispute matter and provides updates to a previously reported environmental matter. Management believes that, except as disclosed in “U.S. Federal Income Tax Dispute” below, the total liabilities of the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.
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
On August 2, 2024, the Tax Court entered a decision reflecting additional federal income tax of $2.7 billion for the 2007 through 2009 tax years. With applicable interest, the total liability for the 2007 through 2009 tax years resulting from the Tax Court’s decision is $6.0 billion, for which the IRS issued the Company invoices on September 3, 2024. The Company paid the IRS Tax Litigation Deposit on September 10, 2024, which stopped interest from accruing on the additional tax due for the 2007 through 2009 tax years. That amount, plus interest earned, would be refunded in full or in part if the Company’s tax positions are ultimately sustained on appeal. For the three and nine months ended October 2, 2026, the Company recorded net interest income of $57 million and $155 million, respectively, related to this tax payment. For the three and nine months ended September 26, 2025, the Company recorded net interest income of $55 million and $162 million, respectively, related to this tax payment. These amounts were recorded in the line item income taxes in our consolidated statements of income, in accordance with our accounting policy. The payment of the IRS invoices and the related accrued interest were recorded in the line item other noncurrent assets in our consolidated balance sheets as of October 2, 2026 and December 31, 2025. On October 22, 2024, the Company appealed the Tax Court’s decision to the U.S. Court of Appeals for the Eleventh Circuit. The Company filed its principal appellate brief with the U.S. Court of Appeals for the Eleventh Circuit on March 12, 2025. The IRS filed its appellate brief on July 7, 2025. The Company filed its reply brief on August 27, 2025. The U.S. Court of Appeals for the Eleventh Circuit heard the case on June 25, 2026.
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
The Company’s conclusion that it is more likely than not the Company’s tax positions will ultimately be sustained on appeal is unchanged as of October 2, 2026. However, based on the required probability analysis and the accrual of interest through the current reporting period, we updated our tax reserve as of October 2, 2026 to $538 million.
While the Company strongly disagrees with the IRS’ positions and the portions of the Opinions affirming such positions, it is possible that some portion or all of the adjustments proposed by the IRS and sustained by the Tax Court could ultimately be upheld. In that event, the Company would not receive a refund of the applicable portion or all of the $6.0 billion it paid in response to the IRS invoices issued in September 2024 and the related accrued interest receivable of $589 million as of October 2, 2026. Additionally, the Company would likely be subject to significant additional liabilities for subsequent years, which could have a material adverse impact on the Company’s financial position, results of operations and cash flows.
The Company calculated the potential impact of applying the Tax Court Methodology to reallocate income from foreign licensees potentially covered within the scope of the Opinions for the 2010 through 2025 tax years, assuming such methodology were to be ultimately upheld by the courts, and the IRS were to decide to apply that methodology to subsequent years, with consent of the federal courts. This impact would include taxes and interest accrued through December 31, 2025. The calculations incorporated the estimated impact of correlative adjustments to the previously accrued transition tax payable under the 2017 Tax Cuts and Jobs Act. The Company estimates that the potential aggregate remaining incremental tax and interest liability for the tax years 2010 through 2025 could be approximately $14 billion as of December 31, 2025. Additional income tax and interest on any unpaid potential liabilities for the 2010 through 2025 tax years would continue to accrue until the time any such potential liability, or portion thereof, were to be paid. The Company estimates the impact of the continued application of the Tax Court Methodology for the three and nine months ended October 2, 2026 would increase the potential aggregate incremental tax and interest liability by approximately $450 million and $1.4 billion, respectively. We currently project the continued application of the Tax Court Methodology in 2026, assuming similar facts and circumstances as of December 31, 2025 and reflecting changes enacted under the One Big Beautiful Bill Act effective in 2026, would result in an incremental annual tax liability that would increase the Company’s effective tax rate by approximately 3.8%.
Environmental Matter
On June 20, 2024, the Mayor and City Council of Baltimore filed a lawsuit against the Company and several unrelated parties in the Circuit Court for Baltimore City, Maryland (“Baltimore Circuit Court”), concerning the environmental impacts of plastic packaging on the city’s lands and waterways. The complaint asserts claims for (a) violations of various state statutes and local ordinances that prohibit littering or improper dumping of waste on public or private property; (b) unfair, abusive or deceptive trade practices; (c) trespass upon city property; (d) design defects; (e) public nuisance; (f) failure to warn; and (g) negligence. The complaint seeks injunctive relief, compensatory damages and punitive damages but does not specify an amount of damages sought. The Company believes it has strong defenses to the claims. On July 21, 2025, the Baltimore Circuit Court granted in part the Company’s Motion to Dismiss, dismissing with prejudice all claims except the public nuisance claim. On July 22, 2026, the court dismissed the remaining public nuisance claim, and on August 18, 2026, the plaintiff filed a notice of appeal as to all claims. The appeal will proceed before the Appellate Court of Maryland.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 2, 2026 by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 4, 2026 through July 31, 2026	538,615	$83.86	536,300	59,148,814
August 1, 2026 through August 28, 2026	1,085,783	88.60	1,085,783	58,063,031
August 29, 2026 through October 2, 2026	1,110,655	87.94	1,110,145	56,952,886
Total	2,735,053	$87.40	2,732,228
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
Item 5. Other Information
During the fiscal quarter ended October 2, 2026, none of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, except as follows:
Henrique Braun, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on August 28, 2026 for the potential exercise of vested stock options and the associated sale of up to 136,968 shares of common stock of the Company, subject to certain conditions. The arrangement’s expiration date is August 28, 2028, or such earlier date upon which all transactions are completed. His trading plan was adopted during an open trading window.
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

4.5	Form of Note for 1.125% Notes due 2027 — incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.6	Form of Note for 1.625% Notes due 2035 — incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on March 6, 2015.
4.7	Form of Note for 1.100% Notes due 2036 — incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on September 2, 2016.
4.8	Form of Note for 2.900% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 25, 2017.
4.9	Form of Note for 1.250% Notes due 2031 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 8, 2019.
4.10	Form of Note for 2.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 9, 2019.
4.11	Form of Note for 3.375% Notes due 2027 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.12	Form of Note for 3.450% Notes due 2030 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.13	Form of Note for 4.125% Notes due 2040 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.14	Form of Note for 4.200% Notes due 2050 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 25, 2020.
4.15	Form of Note for 1.450% Notes due 2027 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.16	Form of Note for 1.650% Notes due 2030 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.17	Form of Note for 2.500% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.18	Form of Note for 2.600% Notes due 2050 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on May 4, 2020.
4.19	Form of Note for 2.750% Notes due 2060 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on May 4, 2020.

4.20	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.21	Form of Note for 0.375% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.22	Form of Note for 0.800% Notes due 2040 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.23	Form of Note for 1.000% Notes due 2028 — incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.24	Form of Note for 1.375% Notes due 2031 — incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.25	Form of Note for 2.500% Notes due 2051 — incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on September 18, 2020.
4.26	Form of Note for 1.500% Notes due 2028 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.27	Form of Note for 2.000% Notes due 2031 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 5, 2021.
4.28	Form of Note for 0.125% Notes due 2029 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.29	Form of Note for 0.500% Notes due 2033 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.30	Form of Note for 1.000% Notes due 2041 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 9, 2021.
4.31	Form of Note for 2.250% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.32	Form of Note for 2.875% Notes due 2041 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.33	Form of Note for 3.000% Notes due 2051 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 5, 2021.
4.34	Form of Note for 0.950% Notes due 2036 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 6, 2021.
4.35	Form of Note for 0.400% Notes due 2030 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 17, 2021.
4.36	Form of Note for 5.000% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.37	Form of Note for 5.300% Notes due 2054 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.38	Form of Note for 5.400% Notes due 2064 — incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 13, 2024.
4.39	Form of Note for 3.125% Notes due 2032 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.40	Form of Note for 3.500% Notes due 2044 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 14, 2024.
4.41	Form of Note for 4.650% Notes due 2034 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.42	Form of Note for 5.200% Notes due 2055 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 14, 2024.
4.43	Form of Note for 3.375% Notes due 2037 — incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.44	Form of Note for 3.750% Notes due 2053 — incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 15, 2024.
4.45	Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.1 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated July 30, 1991.
4.46	First Supplemental Indenture, dated as of January 29, 1992, to the Indenture, dated as of July 30, 1991, between Coca-Cola Refreshments USA, Inc. and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.01 to Coca-Cola Refreshments USA, Inc.’s Current Report on Form 8-K dated January 29, 1992.

4.47
Second Supplemental Indenture, dated as of June 22, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 23, 2017.

4.48
Third Supplemental Indenture, dated as of July 5, 2017, to the Indenture, dated as of July 30, 1991, as amended, among Coca-Cola Refreshments USA, Inc., the Company and Deutsche Bank Trust Company Americas, as trustee — incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2017.

10.1	Letter, dated September 4, 2026, from the Company to Rob Gehring.
10.2	Deferred Cash Agreement between the Company and Rob Gehring, dated September 8, 2026.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Henrique Braun, Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Henrique Braun, Chief Executive Officer of The Coca-Cola Company, and by John Murphy, President and Chief Financial Officer of The Coca-Cola Company.

101	The following financial information from The Coca-Cola Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended October 2, 2026 and September 26, 2025; (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2026 and September 26, 2025; (iii) Consolidated Balance Sheets as of October 2, 2026 and December 31, 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended October 2, 2026 and September 26, 2025; and (v) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

/s/ ERIN L. MAY
Date:	October 28, 2026	Erin L. May Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)